Form 10-Q
period 2009-09-30
GMV Wireless, Inc.
filed 2009-11-16
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

Commission File Number 333-151148

GMV Wireless, Inc.

(Name of small business issuer in its charter)

Nevada	26-3988293
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

16133 Ventura Blvd #215
Encino CA 91436
(Address of Principal
   Executive Offices)

(310)200-5199
(Issuer's Telephone Number, Including Area
Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐       Non-Accelerated Filer☐       Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒  NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,410,000 shares of common stock, par value $.0001 per share, as of November 11, 2009.

Transitional Small Business Disclosure Format (Check one). YES ☐ NO ☒

Item 8. Financial Statements and Supplementary Data

GMV Wireless, Inc.

June 30, 2009

Index to Financial Statements

Contents	Page(s)

Balance Sheets at June 30, 2009 (Unaudited) and December 31, 2008	F-2

Statements of Operations for the Three Months and Six Months Ended June 30, 2009 and for the period from November 3, 2008 (inception) through June 30, 2009 (Unaudited)	F-3

Statements of Stockholders’ Deficit for the period from November 3, 2008 (inception) through June 30, 2009 (Unaudited)	F-4

Statements of Operations for the Six Months Ended June 30, 2009 and for the period from November 3, 2008 (inception) through June 30, 2009 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6 to F-10

GMV WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued expenses	$866	$-
Bank overdraft	11	-
Advances from stockholder	3,045	2,985
Total Current Liabilities	3,922	2,985

Stockholders' Deficit
Common stock, $.001 par value, 75,000,000 shares authorized, 1,410,000 and 1,350,000 issued and outstanding, respectively	1,410	1,350
Additional paid-in capital	5,940	-
Stock subscriptions receivable	-	(23)
Deficit accumulated during the development stage	(11,272)	(4,312)

Total Stockholders' Deficit	(3,922)	(2,985)

Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to the financial statements.

GMV WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the Period from
	For the Three Months	For the Six Months	November 3, 2008
	Ended	Ended	(Inception) through
	June 30, 2009	June 30, 2009	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPRENSES
Consulting fees	$-	$	$1,327
General and administrative	-	74	559
Professional fees	-	6,886	9,386

Total Operating Expenses	-	6,960	11,272

LOSS BEFORE TAXES	-	(6,960)	(11,272)

INCOME TAXES	-	-	-

NET LOSS	$-	$(6,960)	$(11,272)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$-	$(0.01)	$(0.01)

Weighted common shares outstanding
- basic and diluted	1,410,000	1,380,168	1,367,385

See accompanying notes to the financial statements.

GMV WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

					Deficit
					Accumulated
	Common Stock, $0.001 Par Value		Additional	Stock	During the	Total
	Number of		Paid	Subscriptions	Development	Stockholders'
	shares	Amount	In Capital	Receivable	Stage	Deficit

Balance - November 3, 2008 (Inception)	-	$-	$-	$-	$-	$-

Common shares issued to founders for cash at par on November 3, 2008	1,327,500	1,327	-			1,327

Common shares issued for cash at par on December 31, 2008	22,500	23	-	(23)		-

Net loss					(4,312)	(4,312)

Balance - December 31, 2008	1,350,000	1,350	-	(23)	(4,312)	(2,985)

Stock subscription receivable received in March 2009				23		23

Common shares issued for cash at $0.10 per share on March 31, 2009	60,000	60	5,940			6,000

Net loss					(6,960)	(6,960)

Balance - June 30, 2009	1,410,000	$1,410	$5,940	$-	$(11,272)	$(3,922)

See accompanying notes to the financial statements.

GMV WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the Period from
	For the Six Months	November 3, 2008
	Ended	(Inception) through
	June 30, 2009	June 30, 2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,960)	$(11,272)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	866	866
Bank overdraft	11	11

NET CASH USED IN OPERATING ACTIVITIES	(6,083)	(10,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from stockholder	60	3,045
Proceeds from sale of common stock	6,023	7,350

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,083	10,395

NET CHANGE IN CASH	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to the financial statements.

GMV Wireless, Inc.
(A Development Stage Company)
June 30, 2009
Notes to the Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

GMV Wireless, Inc, (A Development Stage Company) was incorporated on November 3, 2008 under the laws of the State of Nevada.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any revenue to date.  The Company plans to engage in the business of providing wireless Internet services (“Wi-Fi”), primarily to the hospitality industry.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the information filed as part of the Company’s amended Registration Statement filed on July 2, 2009, which was declared effective on July 10, 2009.

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”).  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009, no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2009, or for the period from November 3, 2008 (inception) through June 30, 2009.

Revenue recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company will derive its revenue from sales contracts with customers with revenues being generated upon delivery of services upon the Company commencing operations. Persuasive evidence of an arrangement is demonstrated via invoice, service rendered is evidenced by the service agreement signed by the customers via online activation; the sales price to the customer is fixed upon signing of service agreement and there is no separate sales rebate, discount, or volume incentive post point of sale.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution. There were no potentially outstanding dilutive shares for the interim periods ended June 30, 2009.

Cash flows reporting

The Company adopted Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows” (“SFAS No. 95”) for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by SFAS No. 95 to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 2009-213 on October 2, 2009. Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls. The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls. This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010. Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In May 2009, FASB issued FASB Statement No. 165 “Subsequent events” (“SFAS No. 165”) to be effective for the interim or annual financial periods ending after June15, 2009.  The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth: 1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2.  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. 3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The effect of adoption of SFAS No. 165 on the Company’s financial position and results of operations did not have a material effect.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to qualifying special purpose entities. This standard is effective for annual reporting periods beginning after November 15, 2009. The Company does not believe adoption of SFAS 166 will have a material impact on its financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No (46R)” (“SFAS No. 167”). SFAS No. 167 retains the scope of Interpretation 46(R) with the addition of entities previously considered qualifying special purpose entities, as the concept of these entities was eliminated in SFAS No. 166. This standard is effective for period annual reporting periods beginning after November 15, 2009. The Company does not believe adoption of SFAS No. 167 will have a material impact on its financial position or results of operations.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $11,272 at June 30, 2009 and had a net loss and cash used in operations of $6,960 and $6,083 at June 30, 2009, respectively, with no revenues since inception.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common stock

On November 3, 2008, the Company issued 1,327,500 shares of its $0.001 par value common stock to the founders of the Company at par for $1,327 in cash.

On December 31, 2008, the Company completed an unregistered private offering under the Securities Act of 1933, as amended.  Relying upon the exemption from registration afforded by sections 4(2) and 3(b) and regulation D promulgated there under.  The Company sold 22,500 shares of its $0.001 par value common stock at par for a $23 stock subscription receivable, which was received in March 2009 in cash.

On March 31, 2009, the Company sold 60,000 shares of its $0.001 par value common stock at $0.10 per share for $6,000 in cash.

NOTE 5 – RELATED PARTY TRANSACTIONS

Advances from stockholder

Advances from stockholder at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2009
Advances from stockholder	$3,045	$2,985

	$3,045	$2,985

The advances from stockholder bear no interest and have no formal repayment terms.

Free office space from stockholder

The Company has been provided office space at no cost by a stockholder of the Company.  The management determined that such cost is nominal and did not recognize rent expense in its financial statements.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through November 16, 2009, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed as follows.

Item 2 – Management’s Discussion and Analysis or Plan of Operation of Financial Condition and Results of Operations

References to “Company”, “we” or “us” refer to Hamptons Extreme, Inc., unless the context requires otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Factors That May Affect Future Results and Financial Condition.”

OVERVIEW

Cost of Equipment for typical 1000 rooms installation

EQUIPMENT	QUANTITY	PRICE PER ITEM	TOTAL COST
Power Supply	200	$20.00	$4,000.00
Serpac Boxes	200	$20.00	$4,000.00
Modems	200	$40.00	$8,000.00
DSL Filters	200	$5.00	$1,000.00
POE	200	$10.00	$2,000.00
Power Cable	200	$10.00	$2,000.00
Misc. Supplies	200	$20.00	$4,000.00
Acces Point-LS2	200	$180.00	$36,000.00
Gateway	16	$750.00	$12,000.00
Switches	2	$300.00	$600.00
DSLAM-8	6	$950.00	$5,700.00
DSALM-24	12	$1,600.00	$19,200.00
Tent cards	1000	$1.00	$1,000.00

TOTAL COST			$99,500.00

The foregoing are estimates both as to costs and quantities.  Differing site configurations may result in differing equipment requirements and the prices at which equipment is purchased will be subject to change.   Our ability to accomplish these goals is likely to be negatively impacted by recent general economic developments.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause interest rates, wages and other costs to increase which would adversely affect our results of operations unless event planning rates could be increased correspondingly. However, the effect of inflation has been minimal over the past two years

SEASONALITY

While particular locations within the hospitality industry may be seasonal, we will endeavor to obtain a mix of locations with the result that out business should not be seasonal to any material extent.

GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of losses that are likely to continue in the future. Our prior independent registered public accounting firm has included a footnote in their report in our audited financial statements for the year ended December 31, 2008 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we were unable to continue as a going concern, our shareholders would be likely to realize less for our assets than they are currently carried on our books because they would be sold separate from any operating business. We may be required to cease operations which could result in our shareholders losing almost all of their investment.

Comparison of Periods, Year to Year

We were formed on November 4, 2008 and were not in existence during the same corresponding period in the prior year.  We were inactive during and the same period in prior year, accordingly, we cannot make a year-to-year comparison of our results.  We have not commenced our manufacturing operations and have not generated any revenue at any time.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through, loans and equity from our principal and a recently completed private placement. From time to time our major stockholder and chief executive officer advances funding to the Company for our working capital purpose. The advances from major stockholder and chief executive officer bear no interest and have no formal repayment terms. Our principal stockholder has orally indicated that he will advance up to $50,000 to us to fund our operations.  However, this oral indication is not a legally binding agreement and our major stockholder and chief executive officer has no contractual obligations to fund our operations and there is no assurance can be given that future funding to be available through advances or loans from or the sale of equity to from our major stockholder and chief executive officer.  We believe the $50, 000 commitment from our principal stockholder will fund our obligations as a public reporting company through the effective date of this prospectus and for two years thereafter.  Our ability to engage in our proposed business operations is dependent on our raising other debt or equity financing of at least $100,000.   As of June 30, 2009 and today, we have approximately no cash and we are dependent upon our ability to sell our securities in private placement transactions.

Off Balance Sheet Arrangements

None

Forward-Looking Statements

Certain statements made in this Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, technological developments, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this prospectus will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in our Prospectus included in Registration Statement on Form S-1 No.: 333-151148 under the headings “Business,” “Risk Factors” and “Plan of Operations.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, with the participation of our  Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, our Chief Executive Officer has concluded that as of June 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending December 31, 2010.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

We will attempt to remediate the material weaknesses in our disclosure controls and procedures identified above by seeking to hire a full-time CFO, with SEC reporting experience, in the future.  However, due to our limited resources, it is impossible to predict when this will happen.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

  A)  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

  B)   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

  C)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of December 31, 2008, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of any independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

Management believes that the material weaknesses set forth above did not have an effect on our financial results as reported.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We will seek to hire a CFO as our funds allow and will continue to seek independent directors so that we might have an audit committee.  We anticipate the costs of implementing these remediation initiatives will be approximately $100,000 a year in increased salaries and director fees.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We cannot anticipate when these that these initiatives will be implemented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

 There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not currently party to any legal proceedings.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

 Item 6 – Exhibits and Reports of Form 8-K

(a)    Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation – Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S-1 File No.: 333-158184.

3.2	Bylaws - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S-1 File No.: 333-158184.

4.1	Specimen Stock Certificate – Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S-1 File No.: 333-158184.

10.1
Services Agreement between the Company and GMV Holdings, LLC, dated as of December 1, 2008  Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S-1 File No.: 333-158184.

21	Description of Subsidiaries. None

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive and Financial Officer.*

32.1	Section 1350 Certification by the Principal Executive and Financial Officer.*

* Filed herewith

(b)    Reports of Form 8-K

None.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

GMV Wireless, Inc..

Date: November 16, 2009	By:	/s/ Don Calabria
Don Calabria, President and CEO