Form 10-Q/A
period 2009-09-30
GMV Wireless, Inc.
filed 2009-11-25
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,425,000 shares of common stock, par value $.0001 per share, as of November 25, 2009.

Transitional Small Business Disclosure Format (Check one). YES ☐ NO ☒

EXPLANATORY NOTE

Our Form 10-Q for the period ended June 30, 2009 was mistakenly filed on November 16, 2009 as our Form 10-Q for the period ended September 30, 2009. That filing has been withdrawn and refiled with the appropriate headers. This filing is our Report on Form 10-Q for the period ened September 30, 2009 and contains our information as at and for the period then ended.

Item 8. Financial Statements and Supplementary Data

GMV Wireless, Inc.

September 30, 2009

Index to Financial Statements

Contents	Page(s)

Balance Sheets at September 30, 2009 (Unaudited) and December 31, 2008	F-2

Statements of Operations for the Three Months and Nine Months Ended September 30, 2009 and for the period from November 3, 2008 (inception) through September 30, 2009 (Unaudited)	F-3

Statements of Stockholders’ Deficit for the period from November 3, 2008 (inception) through September 30, 2009 (Unaudited)	F-4

Statements of Operations for the Nine Months Ended September 30, 2009 and for the period from November 3, 2008 (inception) through September 30, 2009 (Unaudited)

Notes to the Financial Statements (Unaudited)	F-6 to F-10

GMV WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current Assets
Cash	$1,500	-
Total Current Assets	1,500	-

Total Assets	$1,500	-

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$866	-
Accrued expenses	3,000	-
Bank overdraft	11	-
Advances from stockholder	3,045	2,985
Total Current Liabilities	6,922	2,985

Stockholders' Deficit
Common stock, $.001 par value, 75,000,000 shares authorized,
1,425,000 and 1,350,000 issued and outstanding, respectively	1,425	1,350
Additional paid-in capital	7,425	-
Stock subscriptions receivable	-	(23)
Deficit accumulated during the development stage	(14,272)	(4,312)

Total Stockholders' Deficit	(5,422)	(2,985)

Total Liabilities and Stockholders' Deficit	$1,500	-

See accompanying notes to the financial statements.

GMV WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the Period from
	For the Three Months	For the Nine Months	November 3, 2008
	Ended	Ended	(Inception) through
	September 30, 2009	September 30, 2009	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPRENSES
Consulting fees	$-	$-	$1,327
General and administrative	-	74	559
Professional fees	3,000	9,886	12,386

Total Operating Expenses	3,000	9,960	14,272

LOSS FROM OPERATIONS	(3,000)	(9,960)	(14,272)

LOSS BEFORE TAXES	(3,000)	(9,960)	(14,272)

INCOME TAXES	-	-	-

NET LOSS	$(3,000)	$(9,960)	$(14,272)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.01)	$(0.01)

Weighted common shares outstanding
- basic and diluted	1,417,664	1,392,801	1,381,359

See accompanying notes to the financial statements.

GMV WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

					Deficit
					Accumulated
	Common Stock, $0.001 Par Value		Additional	Stock	During the	Total
	Number of		Paid	Subscriptions	Development	Stockholders'
	shares	Amount	In Capital	Receivable	Stage	Deficit

Balance - November 3, 2008 (Inception)	-	$-	$-	$-	$-	$-

Common shares issued to founders for cash
at par on November 3, 2008	1,327,500	1,327	-			1,327

Common shares issued for cash at par
on December 31, 2008	22,500	23	-	(23)		-

Net loss					(4,312)	(4,312)

Balance - December 31, 2008	1,350,000	1,350	-	(23)	(4,312)	(2,985)

Stock subscription receivable
received in March 2009				23		23

Common shares issued for cash at $0.10
per share on March 31, 2009	60,000	60	5,940			6,000

Common shares issued for cash at $0.10
per share on August 14, 2009	15,000	15	1,485			1,500

Net loss					(9,960)	(9,960)

Balance - September 30, 2009	1,425,000	$1,425	$7,425	$-	$(14,272)	$(5,422)

See accompanying notes to the financial statements.

GMV WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the Period from
	For the Nine Months	November 3, 2008
	Ended	(Inception) through
	September 30, 2009	September 30, 2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,960)	$(14,272)

Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	866	866
Accrued expenses	3,000	3,000
Bank overdraft	11	11

NET CASH USED IN OPERATING ACTIVITIES	(6,083)	(10,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from stockholder	60	3,045
Proceeds from sale of common stock	7,523	7,350

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,583	10,395

NET CHANGE IN CASH	1,500	-

Cash at beginning of period	-	-

Cash at end of period	$1,500	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$	$-
Taxes paid	$	$-

See accompanying notes to the financial statements.

GMV Wireless, Inc.
(A Development Stage Company)
September 30, 2009
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the information filed as part of the Company’s amended Registration Statement filed on July 2, 2009, which was declared effective on July 10, 2009.

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009, no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2009, or for the period from November 3, 2008 (inception) through September 30, 2009.

Revenue recognition

The Company follows the guidance of paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Income taxes

The Company follows paragraph 710-10-30-2 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income in the period that includes the enactment date.

The Company adopted paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution.   There were no potentially outstanding dilutive shares for the interim periods ended September 30, 2009.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

In March 2008, paragraph 815-10-65-1 of the FASB Accounting Standards Codification, which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to paragraph 815-10-50-1 of the FASB Accounting Standards Codification, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Topic 815 of the FASB Accounting Standards Codification, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Paragraph 815-10-65-1 of the FASB Accounting Standards Codification is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. Paragraph 815-10-65-1 of the FASB Accounting Standards Codification encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of paragraph 815-10-65-1 of the FASB Accounting Standards Codification to have a material impact on the financial results of the Company.

In May 2009, paragraph 855-10-50-1 of the FASB Accounting Standards Codification to be effective for the interim or annual financial periods ending after June15, 2009.  SFAS No. 165 The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth: 1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2.  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. 3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The effect of adoption of paragraph 855-10-50-1 of the FASB Accounting Standards Codification on the Company’s financial position and results of operations is not expected to be material.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $14,272 at September 30, 2009 and had a net loss and cash used in operations of $9,960 and $6,083 at September 30, 2009, respectively, with no revenues since inception.

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

On August 14, 2009, the Company sold 15,000 shares of its $0.001 par value common stock at $0.10 per share for $1,500 in cash.

NOTE 5 – RELATED PARTY TRANSACTIONS

Advances from stockholder

Advances from stockholder at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2009
Advances from stockholder	$3,045	$2,985

	$3,045	$2,985

The advances from stockholder bear no interest and have no formal repayment terms.

Free office space from stockholder

The Company has been provided office space at no cost by a stockholder of the Company.  The management determined that such cost is nominal and did not recognize rent expense in its financial statements.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2009 through November 25, 2009, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Comparison of Periods, Year to Year

We were formed on November 4, 2008 and were not in existence during the corresponding period in the prior year.  We were inactive during and the same period in prior year, accordingly, we cannot make a year-to-year comparison of our results.  We have not commenced our operations and have not generated any revenue at any time.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through, loans and equity from our principal stockholder and a recently completed private placement.  From time to time, our major stockholder and chief executive officer advances funding to the Company for our working capital purpose. The advances from major stockholder and chief executive officer bear no interest and have no formal repayment terms. Our principal stockholder has orally indicated that he will advance up to $50,000 to us to fund our operations.  However, this oral indication is not a legally binding agreement and our principal stockholder and chief executive officer has no contractual obligations to fund our operations and there is no assurance can be given that future funding to be available through advances or loans from or the sale of equity to from our major stockholder and chief executive officer.  We believe the $50,000 commitment from our principal stockholder will fund our obligations as a public reporting company for the next two years.  As at September 30, 2009, such advances totaled $3,045.  Our ability to engage in our proposed business operations is dependent on our raising other debt or equity financing of at least $100,000.   As of September 30, 2009 and today, we have approximately $1,500 in cash and we are dependent upon our ability to sell our securities in private placement transactions as well as the commitment of our principal stockholder.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, our Chief Executive Officer has concluded that as of September 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of any independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GMV Wireless, Inc..

Date: November 25, 2009	By:	/s/ Don Calabria

Don Calabria, President and CEO