Form 10-K
period 2009-12-31
GMV Wireless, Inc.
filed 2010-04-07
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

GMV WIRELESS, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-158184	26-3988293
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

345 S. End Avenue #7P

New York, NY 10280

(Address of principal executive offices)

(212) 786-1290

(Registrant’s Telephone Number)

Copy of all Communications to:

Carrillo Huettel, LLP

3033 5th Avenue, Suite 201

San Diego, CA 92103

Phone: 619-299-3090

Fax: 619-399-0120

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was NIL based upon the price ($0.00) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “GMVW.”

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	.	Accelerated Filer	.
Non-Accelerated Filer	.	Smaller Reporting Company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

As of March 22, 2010, there were 1,425,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “GMVW”, “we”, “us” and “our” are references to GMV Wireless Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

Description of Business

GMV Wireless, Inc. was incorporated in Nevada in November 2008. We were organized to be a joint venture with GMV Holdings, LLC, a California limited liability company (“GMVH”), owned by our former president, Don Calabria, and engaged in the business of providing wireless internet services (“Wi-Fi”), primarily to the hospitality industry. We have entered onto a services agreement with GMVH where we will be the preferred source of capital for its future projects and share in the cash flow therefrom.

Services And Products

The Wi-Fi market in North America is expanding rapidly. GMVH currently services approximately 15,000 rooms for the hospitality industry and operates or plans operations in the following market segments.

Market	Solution

Wireless ISP (Hospitality)

The Company provides wireless internet service on a fee-for-service basis to hospitality patrons. The service is complemented with an outsourced support function that allows the business to scale its support costs on a marginal basis.

Universities and Corporate Campuses

The solution can replace VPN lines with direct and secure wireless connections, which can provide always-on roaming capabilities around the campus, with Internet access-control managed at the classroom or office level. In addition, with the Company’s access points the wireless connection can cover multiple campuses in the same city and allow individual end-users to stay connected while off campus.

The hospitality WISP market is a proven market with significant growth opportunity in the timeshare segment. GMVH provides a complete solution to its clients including hardware, installation, equipment support guest support services to ensure that its customer’s networks run as smoothly as possible. GMVH use products that were designed for use in the university markets and are now deployed in thousands of rooms in a wide range of hotels/resort, apartment communities and college/university campuses around the United States. GMVH’s equipment is designed to provide deep penetration in variety of RF environments that are difficult to service while delivering significant improvements to the speed and performance of the network.

Because of the quality of the equipment, GMVH has been able to limit the number of base stations (aka access points) required to be deployed at the location. Base stations can be strategically and discretely located throughout the property thereby avoiding unnecessary disruptions to the guests or end users. GMVH believes that its Wi-Fi equipment is designed to receive transmissions from low powered, weak WiFi sources (like Intel’s Centrino devices). Embedded software in GMVH's base stations allows GMVH to constantly monitor equipments performance, status and up times. GMVH intends to bid on numerous installations over the next six months totaling 25,000 rooms. GMVH expects to be able to leverage its existing operations to accumulate additional service contracts in these segments. Neither the Company nor GMVH will manufacture any of the equipment involved in the above but will rely on components available from a variety of manufacturers at competitive prices.

As set forth elsewhere herein, we believe that the typical project of 1,000 rooms will require an approximately $100,000 capital investment. Based on our current understanding that a $12.95 charge may be collected from each room per month, gross revenues from the typical project should be approximately $ 12,950 per month and our share of those revenues should be approximately $10,360. This would represent an approximately 124% per annum return on our $100,000 investment. The foregoing costs and revenue numbers are approximations based on typical installations under current conditions and could be affected by changes in costs of installation, particular aspects of the installation, varying labor costs, and competitive pressures on charges that GMVH can impose.

Principal Customer And Description Of Services Agreement

We have entered into a Services Agreement (the “Services Agreement”) with GMVH a company wholly owned by former president, Don Calabria. The Services Agreement is for an initial one year term and will automatically renew for successive one year terms, but may be terminated by either party with thirty days notice to the other party. Under the Services Agreement we are to use our best efforts to seek financing for any new project where GMVH will install new equipment for its services. We will be entitled to 80% of the gross profit from such project and, even if the Services Agreement is terminated, we will continue to receive our share of gross profit for the useful life of the equipment purchased through financing obtained by us.

Research And Development

We do not expend any amount for research and development.

Regulation

While manufacturers of wireless equipment are subject to various governmental regulations, we do not believe our business will be subject to government regulation other than local requirements to obtain a general business license.

Employees

As of the date of this Report, we had no employees. We frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

Office

Our offices are currently located at Number 7P at 345 S. End Avenue, New York, NY 10280 and our telephone number is (212) 786-1290. As of the date of this filing, we have not sought to move or change our office site.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our property consists of office space located at Number 7P at 345 S. End Avenue, New York, NY 10280. We use such space for no charge from our president. Currently, this space is sufficient to meet our needs; however, once we expand our business to a significant degree, we will have to find a larger space. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2009, there were no matters submitted to a vote of the stockholders.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since October 7, 2009 traded under the symbol “GMVW.OB.” Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Shares in GMVW have yet to be traded as of the filing of this report.

Reports to Security Holders

We are a reporting company pursuant to the Securities and Exchange Act of 1934. As such, we provide an annual report to our security holders, which will include audited financial statements, and quarterly reports, which will contain unaudited financial statements.

Record Holders

As of December 31, 2009, an aggregate of 1,425,000 shares of our common stock were issued and outstanding and were owned by approximately 35 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than those previously reported, none.

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon one of the following exemptions:

(a) The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, ("Securities Act"), and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act, based upon the following: (a) each of the persons to whom the shares of Common Stock were issued (each such person, an "Investor") confirmed to the Company that it or he is an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being purchased were being purchased for investment intent and were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

(b) The shares of Common Stock referenced herein were issued pursuant to and in accordance with Rule 903 of Regulation S of the Act. No commissions were paid in connection with the completion of this offering, except as noted above. We completed the offering of the shares pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the shares was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. Each investor represented to us that the investor was not a "U.S. person", as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person. The agreement executed between us and each investor included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act. Each investor agreed by execution of the agreement for the shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act. All certificates representing the shares were or upon issuance will be endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized any securities for issuance under an Equity Compensation Plan.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Balance Sheet

As at December 31, 2009, the Company had total assets of $11 compared with total assets of $nil as at December 31, 2008. The assets are comprised of cash balances in the Company’s bank account.

The Company had total liabilities of $13,664 as at December 31, 2009 compared with $2,985 as at December 31, 2008. The increase in total liabilities is attributed to the fact that the Company owed $4,050 in professional fees, $7,965 in transfer agent and filing fees whereas in 2008, the Company had no trade payables.

During the year ended December 31, 2009, the Company issued 75,000 common shares for proceeds of $7,500.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses

During the year ended December 31, 2009, the Company incurred operating expenses totaling $18,191 compared with $5,212 for the year ended December 31, 2008. The increase in operating expenses is attributed to $8,550 of professional fees relating to audit, accounting, and legal fees incurred with the Company’s SEC filings, $7,965 of transfer agent fees for the filing and maintenance of the Company’s common stock, and offset by a decrease of $2,227 in management fees.

Net Loss

During the year ended December 31, 2009, the Company incurred a net loss of $18,191 compared with a net loss of $5,212 for the year ended December 31, 2008. The increase in net loss was attributed to the fact that the Company had a full year of operations in 2009.

Liquidity and Capital Resources

As at December 31, 2009, the Company had a cash balance of $11 and a working capital deficit of $13,653 compared with a cash balance of $nil and a working capital deficit of $2,985 at December 31, 2008. The increase in working capital deficit is due to the fact that the Company incurred over $18,000 in operating costs compared with only $7,500 of equity financing.

Cashflow from Operating Activities

During the year ended December 31, 2009, the Company used $7,176 of cash flow for operating activities compared with $2,985 for the year ended December 31, 2008. The increase in the use of cash flows for operating activities is attributed to an increase in operating expenses during the year, of which a portion was covered by financing activities.

Cashflow from Investing Activity

During the year ended December 31, 2009, the Company incurred no transactions relating to investing activities.

Cashflow from Financing Activities

During the year ended December 31, 2009, the Company was provided $7,187 of cash flow from financing sources compared with proceeds of $2,985 from financing activities during the year ended December 31, 2008. The increase in the proceeds from financing activities were mainly attributed to the receipt of $7,500 from issuance of equity financing compared with $0 of equity financing and $2,985 of debt financing from related parties in 2008.

Off-Balance Sheet Arrangements

The Company has no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have or are reasonably likely to have a material current or future impact on its financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

Cash Requirements

Our cash on hand as of December 31, 2009 is $11. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

Any additional growth of the Company will require additional cash infusions. We may face expenses or other circumstances such that we will have additional financing requirements. In such event, the amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements.

Notwithstanding the numerous factors that our cash requirements depend on, and the uncertainties associated with each of the major revenue opportunities that we have, we believe that our plan of operation can build long-term value if we are able to demonstrate clear progress toward our objectives.

Progress in the development of our business plan will likely lend credibility to our plan to achieve profitability.

The Company does not anticipate any contingency upon which it would voluntarily cease filing reports with the SEC. It is in the compelling interest of this Registrant to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its eligibility for the OTCBB.

The failure to secure any necessary outside funding could have an adverse affect on our development and results therefrom and a corresponding negative impact on shareholder liquidity.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

The Company has no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have or are reasonably likely to have a material current or future impact on its financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GMV Wireless, Inc.

 (A Development Stage Company)

December 31, 2009 and 2008

Index

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets

F-3

Statements of Operations

F-4

Statements of Cash Flows

F-5

Statement of Stockholders’ Equity (Deficit)

 F-6

Notes to the Unaudited Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GMV Wireless, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of GMV Wireless, Inc. (A Development Stage Company) as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for the twelve month period ended December 31, 2009 and the period from inception (November 3, 2008) through December 31, 2008 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GMV Wireless, Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 5, 2010

GMV Wireless, Inc.

(A Development Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	December 31, 2009 $	December 31, 2008 $
ASSETS

Current Assets

Cash	11	–

Total Assets	11	–
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	11,015	–
Due to related parties	2,649	2,985

Total Liabilities	13,664	2,985

Stockholders’ Equity (Deficit)

Common Stock Authorized: 75,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 1,425,000 and 1,350,000 common shares	1,425	1,350

Subscription receivables	–	(23)

Additional paid-in capital	8,325	900

Deficit accumulated during the development stage	(23,403)	(5,212)

Total Stockholders’ Equity (Deficit)	(13,653)	(2,985)

Total Liabilities and Stockholders’ Equity (Deficit)	11	–

(The accompanying notes are an integral part of these financial statements)

GMV Wireless, Inc.

(A Development Stage Company)

Statements of Operations

(expressed in U.S. dollars)

	Year ended December 31, 2009 $	November 3, 2008 (date of inception) to December 31, 2008 $	Accumulated from November 3, 2008 (date of inception) to December 31, 2009 $

Revenue	–	–	–

Operating Expenses

General and administrative	176	485	661
Management fees	–	2,227	2,227
Professional fees	10,050	2,500	12,550
Transfer agent fees	7,965	–	7,965

Total Operating Expenses	18,191	5,212	23,403

Net Loss for the Period	(18,191)	(5,212)	(23,403)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	1,399,014	1,327,895

(The accompanying notes are an integral part of these financial statements)

GMV Wireless, Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

	Year ended December 31, 2009 $	November 3, 2008 (date of inception) to December 31, 2008 $	Accumulated from November 3, 2008 (date of inception) to December 31, 2009 $
Operating Activities

Net loss	(18,191)	(5,212)	(23,403)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	2,227	2,227

Changes in operating assets and liabilities:

Accounts payable	11,015	–	11,015

Net Cash Used in Operating Activities	(7,176)	(2,985)	(10,161)

Financing activities

Proceeds from related parties	(336)	2,985	2,649
Proceeds from the issuance of common stock	7,523	-	7,523

Net Cash Provided by Financing Activities	7,187	2,985	10,172

Increase in Cash	11	–	11

Cash, Beginning of Period	–	–	–

Cash, End of Period	11	–	11

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

GMV Wireless, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from November 3, 2008 (Date of Inception) to December 31, 2009

(expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscriptions	Development
		Amount	Capital	Receivable	Stage	Total
	#	$	$	$	$	$

Balance, November 3, 2008 (Date of Inception)	–	–	–	–	–	–

Issuance of shares to founders	1,327,500	1,327	(1,327)	–	–	-
					–
Issuance of shares for cash	22,500	23	2,227	(23)	–	2,227

Net loss for the period	–	–	–	–	(5,212)	(5,212)

Balance, December 31, 2008	1,350,000	1,350	900	(23)	(5,212)	(2,985)

Stock subscription receivable received	–	–	–	23	–	23

Issuance of shares for cash share	60,000	60	5,940	–	–	6,000

Issuance of shares for cash share	15,000	15	1,485	–	–	1,500

Net loss for the year	–	–	–	–	(18,191)	(18,191)

Balance, December 31, 2009	1,425,000	1,425	8,325	–	(23,403)	(13,653)

 (The accompanying notes are an integral part of these financial statements)

GMV Wireless, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

1.

Nature of Operations and Continuance of Business

GMV Wireless, Inc. (the “Company”) was incorporated on November 3, 2008 under the laws of the State of Nevada. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any revenue to date. The Company plans to engage in the business of providing wireless Internet services (“Wi-Fi”), primarily to the hospitality industry.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2009, the Company had a working capital deficit of $13,653 and an accumulated deficit of $23,403. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2009 and 2008, the Company had no cash equivalents.

d)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

GMV Wireless, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

2.

Summary of Significant Accounting Policies (continued)

e)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2009 and 2008, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)

Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

g)

Financial Instruments (continued)

The Company’s financial instruments consist principally of cash, accounts payable, and amounts due to related parties. Pursuant to ASC 820 and ASC 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

h)

Recently Adopted Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

GMV Wireless, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

2.

Summary of Significant Accounting Policies (continued)

h)

Recently Adopted Accounting Pronouncements (continued)

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

GMV Wireless, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

2.

Summary of Significant Accounting Policies (continued)

i)

Comparative Figures

Certain comparative figures have been reclassified in order to conform to the current year’s financial statement presentation.

3.

Related Party Transaction

As of December 31, 2009, the President of the Company was owed $2,649 (2008 - $2,985). The amount owing is unsecured, non-interest bearing and due on demand. Imputed interest is not considered to be material.

4.

Common Stock

a)

On November 4, 2008, the Company issued 1,327,500 founders’ shares at $0.001 per share to the Directors of the Company.

b)

On December 31, 2008, the Company issued 22,500 common shares at $0.001 per share for proceeds of $23, which was received in fiscal 2009. The difference between the fair value at the date of issuance of $0.10 per share and the proceeds received, $1,227, is recorded in additional paid in capital.

c)

On March 31, 2009, the Company issued 60,000 common shares at $0.10 per share for proceeds of $6,000.

d)

On August 14, 2009, the Company issued 15,000 common shares at $0.10 per share for proceeds of $1,500.

5.

Income Taxes

The Company has a net operating loss carried forward of $23,403 available to offset taxable income in future years which commence expiring in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2009 $	2008 $

Income tax recovery at statutory rate	6,185	1,772

Valuation allowance change	(6,185)	(1,772)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009 $	2008 $

Net operating loss carried forward	7,957	1,466

Valuation allowance	(7,957)	(1,466)

Net deferred income tax asset	–	–

6.

Subsequent Events

In accordance with ASC 855, we have evaluated subsequent events through April 5, 2010, the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have previously reported on Changes in and Disagreements with Accountants on Accounting and Financial Disclosure in our Current Reports on Form 8-K dated October 2, 2009 and March 16, 2010, each of which is incorporated by reference, including any amendments thereto.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

We do not have an Audit Committee or a financial expert on our Board of Directors – While not being legally obligated to have an audit committee; it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of three members, including two independent members. All members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.

2.

We did not maintain appropriate cash controls – As of December 31, 2009, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to perform monthly bank reconciliations. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts during the year ended December 31, 2009 and that the Company’s quarterly and year-end financial statements and audit working papers and supporting documents were prepared and reviewed by an independent accounting firm prior to submission to our external auditors, which mitigated the risk of misappropriation of cash.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

M&K CPAs, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2009.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2010.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Changes In Internal Control and Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2009 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None. Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position with the Company	Director Since
Mark Simon	58	CEO, CFO, President, Treasurer, Secretary, and Director	February 23, 2010

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors. Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Mark Simon received a Bachelor of Arts Degree in Liberal Arts from Queens College of the City University of New York in 1979 and a Master’s degree in History from New York University in 1980.

Mr. Simon worked at the New York Commodities Exchange from 1979 to 2009, and at the American Stock Exchange from 1995 to 2007. He performed in a trade supervisory capacity for both financial investment institutions, facilitating the clearing of commodity (mostly cotton and energy futures) and stock option trades through an intricate in-house computerized system.

Since 2004, while also working at the New York Commodities Exchange, Mr. Simon has been employed as a professor at various colleges and universities located in and around New York, NY, including the College of Mount St. Vincent, St. John's University, Wagner College, State University of New York and the City University of New York at Queens College.

As our sole officer and director, Mr. Simon cannot be considered an independent director.

Identification of Significant Employees

We have no significant employees other than Mark Simon, our President, Chief Executive Officer, and Director.

Family Relationship

We currently do not have any officers or directors of our company who are related to each other.

Involvement in Certain Legal Proceedings

During the last five years no director, executive officer, promoter or control person of the Company has had or has been subject to:

(1)

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

(3)

any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

being found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading

Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee and Audit Committee Financial Expert

The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer, respectively. A written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended. Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2009 and 2008.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Don Calabria (1& 2)	2009
	2008

(1)

On February 23, 2010, Mr. Mark Simon as the Company’s Chief Executive Officer/President, Chief Financial Officer/Treasurer, Secretary and Director. Pursuant to a Management Agreement with Mr. Simon, shall receive a monthly salary of $2,500 for his services to the Company as its sole-officer. Mr. Simon shall receive $1,000 cash and $1,500 converted into shares of the Company's Common Stock at a rate of $0.15 per share or 10,000 shares per month.

(2)

On February 23, 2010, Mr. Don Calabria resigned from all positions with the Registrant, including Chief Executive Officer/President, Chief Financial Officer/Treasurer, Secretary and Director. Mr. Calabria informed the Company that his decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the outstanding equity awards to our executive officers as of December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

No named Executive Officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2009.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation of Directors

Our directors who are also our employees receive no extra compensation for their service on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information as of March 22, 2010, regarding the beneficial ownership of our common stock (our only class of voting securities) by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers and directors, and (iii) by all of our executive officers, directors and more than five percent owners as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. Unless otherwise noted in the table, the address for each of the persons identified is 345 S. End Avenue, #7P, New York, NY 10280.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Common Stock	Mark Simon CEO, CFO, President, Secretary, Treasurer & Director	1,154,500	81%

All executive officers, directors and more than five percent owners as a group		1,154,500	81%

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

We have no directors who are not also officers of the company. Thus, none are independent.

Related Party Transactions

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Regulation S-K, except as reported elsewhere in this Report.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

disclosing such transactions in reports where required;

•

disclosing in any and all filings with the SEC, where required;

•

obtaining disinterested directors consent; and

•

obtaining shareholder consent where required.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

		Year Ended December 31, 2009		Year Ended December 31, 2008
Audit fees		$9,050		$3,500
Audit-related fees	$	nil	$	nil
Tax fees	$	nil	$	nil
All other fees	$	nil	$	nil
Total		$9,050		$3,500

PART IV

ITEM 15.

EXHIBITS.

(a)

Documents filed as part of this Report.

1.

Financial Statements. The Balance Sheet of GMV Wireless, Inc., and as of December 31, 2009 and 2008, the Statements of Operations for the periods ended December 31, 2009 and 2008, the Statements Stockholders’ Equity (Deficit) from inception of development stage to December 31, 2009 and 2008, and Statements of Cash Flows for the year ended December 31, 2009, and together with the notes thereto and the report of M&K CPAS, PLLC thereon appearing in Item 8 are included in this 2009 Annual Report on Form 10-K.

3.

Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on March 24, 2009 as part of our Registration Statement on Form S-1.
3.2	Bylaws	Filed with the SEC on March 24, 2009 as part of our Registration Statement on Form S-1.
10.1	Management Agreement between the Company and Mr. Mark Simon dated March 22, 2010	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMV WIRELESS.

Dated: April 5, 2010

/s/ March Simon

By: Mark Simon

Its: President and Principal Executive Officer

Dated: April 5, 2010

/s/ March Simon

By: Mark Simon

Its: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 5, 2010

/s/ March Simon

Mark Simon, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.