Form 10-Q
period 2010-03-31
GMV Wireless, Inc.
filed 2010-05-14
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

 X  .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

     .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-158184

GMV WIRELESS, INC.

(Name of small business issuer in its charter)

Nevada	26-3988293
(State of incorporation)	(I.R.S. Employer Identification No.)

345 S. End Avenue #7P

New York, NY 10280

(Address of principal executive offices)

(212) 786-1290

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 201

San Diego, CA 92103

Telephone (619) 399-3090

Facsimile (619) 399-0120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X  .Yes          . No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .Yes      X  . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer . Accelerated Filer .
Non-Accelerated Filer . Smaller Reporting Company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   X  . Yes       . No

As of May 14, 2010, there were 1,425,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

GMV WIRELESS, INC.*

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "GMVW" refers to GMV Wireless, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GMV WIRELESS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010

Balance Sheet (unaudited)

4

Statement of Operations (unaudited)

5

Statement of Cash Flows (unaudited)

6

Notes to the Unaudited Financial Statements

7

GMV WIRELESS, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	March 31, 2010 $	December 31, 2009 $

ASSETS

Cash	1,336	11

Total Assets	1,336	11

LIABILITIES

Current liabilities
Accounts Payable	16,203	11,015
Accrued Liabilities	10,551	–
Due to a Related Party	–	2,649
Loan Payable	7,100	–

Total Liabilities	33,854	13,664

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 75,000,000 shares, par value of $0.001
Issued and outstanding: 1,425,000 common shares	1,425	1,425
Common Stock Issuable	1,500	–
Additional Paid-In Capital	10,974	8,325
Deficit accumulated during the exploration stage	(46,417)	(23,403)

Total Stockholders’ Deficit	(32,518)	(13,653)

Total Liabilities and Stockholders’ Deficit	1,336	11

(The accompanying notes are an integral part of these financial statements)

GMV WIRELESS, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2010 $	For the Three Months Ended March 31, 2009 $	Accumulated from November 3, 2008 (Date of Inception) to March 31, 2010 $

Revenue	–	–	–

Operating Expenses
General and Administrative	225	68	886
Management Fees	2,500	–	4,727
Professional Fees	20,000	6,000	32,550
Transfer Agent Fees	238	–	8,203

Total Operating Expenses	22,963	6,068	46,366

Loss Before Other Expense	(22,963)	(6,068)	(46,366)

Other Expense
Interest Expense	(51)	–	(51)

Net Loss	(23,014)	(6,068)	(46,417)

Net Loss per Share – Basic and Diluted	(0.02)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	1,425,000	1,350,000

(The accompanying notes are an integral part of these financial statements)

GMV WIRELESS, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	Accumulated from November 3, 2008 (Date of Inception) to March 31, 2010
	$	$	$

Operating Activities

Net loss for the period	(23,014)	(6,068)	(46,417)

Adjustments to net loss relating to non-cash operating and financing items:
Stock based compensation	–	–	2,227
Shares issuable for settlement of services	1,500	–	1,500

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	15,739	–	26,754
Due to a related party	–	30	–

Net Cash Used In Operating Activities	(5,775)	(6,038)	(15,936)

Financing Activities

Proceeds from loan payable	7,100	–	7,100
Proceeds from related parties	–	–	2,649
Proceeds from share subscriptions receivable	–	23	–
Proceeds from share issuances	–	6,000	7,523

Net Cash Provided By Financing Activities	7,100	6,023	17,272

Increase in Cash	1,325	(15)	1,336

Cash – Beginning of Period	11	–	–

Cash – End of Period	1,336	(15)	1,336

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Forgiveness of related party debt	2,649	–	2,649

(The accompanying notes are an integral part of these financial statements)

GMV WIRELESS, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of March 31, 2010, the Company had a working capital deficit of $32,518 and an accumulated deficit of $46,417. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2010 and December 31, 2009, the Company had no cash equivalents.

GMV WIRELESS, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

e)

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

GMV WIRELESS, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

h)

Recent Accounting Pronouncements

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

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

GMV WIRELESS, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

i)

Recently Adopted Accounting Pronouncements

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 6.

3.

Related Party Transaction

During the period ended March 31, 2009, the Company’s former President forgave all outstanding amounts owing from the Company, comprised of $2,649. The amount has been recorded against the amounts due to related party with a corresponding credit to additional paid-in capital.

4.

Note Payable

As of March 31, 2010, the Company owes $7,100 (December 31, 2009 - $nil) to a non-related party for operating expenditures incurred by the Company. This amount owing is unsecured, due at 10% per annum, and due on demand. As at March 31, 2010, the Company recorded accrued interest of $51 which has been recorded as accrued liabilities.

5.

Common Stock

On March 23, 2010, the Company owed 10,000 common shares of the Company at $0.15 per common share, based on the market price of the Company’s common stock on that date, for management services incurred by the President of the Company.  As at March 31, 2010, the common shares have not been issued.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

 This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The hospitality WISP market is a proven market with significant growth opportunity in the timeshare segment. GMVH provides a complete solution to its clients including hardware, installation, equipment support guest support services to ensure that its customers networks run as smoothly as possible.  GMVH use products that were designed for use in the university markets and are now deployed in thousands of rooms in a wide range of hotels/resort, apartment communities and college/university campuses around the United States. GMVH’s equipment is designed to provide deep penetration in variety of RF environments that are difficult to service while delivering significant improvements to the speed and performance of the network.

Because of the quality of the equipment, GMVH has been able to limit the number of base stations (aka access points) required to be deployed at the location.  Base stations can be strategically and discretely located throughout the property thereby avoiding unnecessary disruptions to the guests or end users. GMVH believes that its Wi-Fi equipment is designed to receive transmissions from low powered, weak Wi-Fi sources (like Intel’s Centrino devices). Embedded software in GMVH's base stations allows GMVH to constantly monitor equipments performance, status and up times. GMVH intends to bid on numerous installations over the next six months totaling 25,000 rooms. GMVH expects to be able to leverage its existing operations to accumulate additional service contracts in these segments. Neither the Company nor GMVH will manufacture any of the equipment involved in the above but will rely on components available from a variety of manufacturers at competitive prices.

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

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2010 were $23,014 compared with $6,068 for the three months ended March 31, 2009.  The increase of $16,946 was attributed to management fees of $2,500, and increase of $14,000 of professional costs relating to legal, accounting, and audit expenses resulting from the Company’s Form 10-K filing for December 31, 2009 and legal costs incurred for share issuances during the current quarter.

 Liquidity and Capital Resources

As at March 31, 2010, the Company’s cash balance and total assets were $1,336 compared to $11 at December 31, 2009.  The increase in total assets is attributed to the cash proceeds received from loans payable.  As at March 31, 2010, the Company had total liabilities of 33,854 compared with total liabilities of $13,664 as at December 31, 2009.  The increase in total liabilities is attributed to issuances of loans payable totaling $7,100 during the period along with increase of $10,551 in accrued liabilities relating to accrued accounting and audit fees incurred by the Company, an increase of $5,188 in accounts payable due to insufficient cash flow to settle outstanding obligations at the same rate of incurrence, and offset by the forgiveness of $2,649 of amounts owed to the former President of the Company.

Cashflow from Operating Activities

During the three months ended March 31, 2010, the Company used $5,775 of cash for operating activities compared to the use of $6,038 of cash for operating activities during the three months ended March 31, 2009. The decrease in the use of cash for operating activities was attributed to the fact that a majority of the expenditures incurred during the period were unpaid as at March 31, 2010.

Cashflow from Financing Activities

During the three months ended March 31, 2010, the Company received $7,100 of proceeds from financing activities compared to $6,023 during the three months ended March 31, 2009. The increase in the proceeds received from financing activities was attributed to $7,100 in financing from loans payable compared with $6,000 in proceeds from common shares during the same period in 2009.

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

Critical Accounting Policies

We have identified the following critical accounting policies which were used in the preparation of our financial statements.

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820 and ASC 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

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

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard is effective commencing January 1, 2011 and is not expected to have a material effect on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard is effective commencing January 1, 2011 and is not expected to have a material effect on the Company’s financial statements.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009 and is not expected to have a material effect on the Company’s financial statements

Going Concern

We have not attained profitable operations and is dependent upon obtaining financing to pursue any extensive acquisitions and exploration activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 31, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Issuance of Equity Securities in exchange for services:

None.

2.

Convertible Securities:

None.

3.

Outstanding Warrants:

None.

4.

Sales of Equity Securities for Cash:

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on March 24, 2009 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on March 24, 2009 as part of our Registration Statement on Form S-1.
10.1	Management Agreement between the Company and Mr. Mark Simon dated March 22, 2010.	Filed with the SEC on April 7, 2010 as part of our Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.02	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMV WIRELESS, INC.

Dated: May 14, 2010	By: /s/ Mark Simon
MARK SIMON
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer