Form 10-Q
period 2010-06-30
GMV Wireless, Inc.
filed 2010-08-09
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes      . No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

As of August 5, 2010, there were 1,455,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

GMV WIRELESS, INC.*

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "GMVW" refers to GMV Wireless, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GMV WIRELESS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2010

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements (unaudited)

7

GMV WIRELESS, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	June 30, 2010 $	December 31, 2009 $

ASSETS

Cash	9,343	11

Total Assets	9,343	11

LIABILITIES

Current liabilities
Accounts Payable	23,465	11,015
Accrued Liabilities	4,170	–
Due to a Related Party	–	2,649
Loan Payable	34,600	–

Total Liabilities	62,235	13,664

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 75,000,000 shares, par value of $0.001
Issued and outstanding: 1,455,000 and 1,425,000 common shares, respectively	1,455	1,425
Common Stock Issuable	1,500	–
Additional Paid-In Capital	15,444	8,325
Deficit accumulated during the exploration stage	(71,291)	(23,403)

Total Stockholders’ Deficit	(52,892)	(13,653)

Total Liabilities and Stockholders’ Deficit	9,343	11

(The accompanying notes are an integral part of these financial statements)

GMV WIRELESS, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2010 $	For the Three Months Ended June 30, 2009 $	For the Six Months Ended June 30, 2010 $	For the Six Months Ended June 30, 2009 $	Accumulated from November 3, 2008 (Date of Inception) to June 30, 2010 $

Revenue	–	–	–	–	–

Operating Expenses
General and Administrative	206	–	431	74	1,092
Management Fees	7,500	–	10,000	–	12,227
Professional Fees	11,000	–	31,000	6,886	43,550
Transfer Agent Fees	5,549	–	5,787	–	13,752

Total Operating Expenses	24,255	–	47,218	6,960	70,621

Loss Before Other Expense	(24,255)	–	(47,218)	(6,960)	(70,621)

Other Expense
Interest Expense	(619)	–	(670)	–	(670)

Net Loss	(24,874)	–	(47,888)	(6,960)	(71,291)

Net Loss per Share – Basic and Diluted	(0.02)	–	(0.03)	–

Weighted Average Shares Outstanding – Basic and Diluted	1,439,505	1,410,000	1,432,293	1,380,168

(The accompanying notes are an integral part of these financial statements)

GMV WIRELESS, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months ended June 30, 2010	For the Six Months Ended June 30, 2009	Accumulated from November 3, 2008 (Date of Inception) to June 30, 2010
	$	$	$

Operating Activities

Net loss for the period	(47,888)	(6,960)	(71,291)

Adjustments to net loss relating to non-cash operating and financing items:
Stock based compensation	–	–	2,227
Shares issued for management fees	4,500	–	4,500
Shares issuable for settlement of services	1,500	–	1,500

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	16,620	877	27,635

Net Cash Used In Operating Activities	(25,268)	(6,083)	(35,429)

Financing Activities

Proceeds from loan payable	34,600	–	34,600
Proceeds from related parties	–	60	2,649
Proceeds from share issuances	–	6,023	7,523

Net Cash Provided By Financing Activities	34,600	6,083	44,772

Increase in Cash	9,332	–	9,343

Cash – Beginning of Period	11	–	–

Cash – End of Period	9,343	–	9,343

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Forgiveness of related party debt	2,649	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of June 30, 2010, the Company had a working capital deficit of $52,892 and an accumulated deficit of $71,291. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2010 and December 31, 2009, the Company had no cash equivalents.

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

h)

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

GMV WIRELESS, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

h)

Recent Accounting Pronouncements (continued)

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

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

h)

Recent Accounting Pronouncements (continued)

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

GMV WIRELESS, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

3.

Related Party Transaction

In March 2010, the Company’s former President forgave all outstanding amounts owing from the Company, comprised of $2,649. The amount has been recorded against the amounts due to related party with a corresponding credit to additional paid-in capital.

4.

Note Payable

As of June 30, 2010, the Company owes $34,600 (December 31, 2009 - $nil) to non-related parties for operating expenditures incurred by the Company. This amounts owing are unsecured, due at 10% per annum, and due on demand. As at June 30, 2010, the Company recorded accrued interest of $670 which has been recorded as accrued liabilities.

5.

Common Stock

On May 18, 2010, the Company issued 30,000 common shares at $0.15 per share to settle management fees of $4,500. As at June 30, 2010, the Company owes $1,500 of management fees payable in common shares of the Company.

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

BUSINESS

We believe that effective approximately June 30, 2010, we became a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934.

As of the date of this Quarterly Report, we shall continue to undertake efforts to develop a business or merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that we may undertake has not yet been determined. If we do not successfully pursue some form of operating business, then our primary activity will likely involve seeking merger or acquisition candidates with whom we can either merge or acquire.

Overview

GMV Wireless, Inc. was incorporated in Nevada in November 2008. We were organized to be a joint venture with GMV Holdings, LLC, a California limited liability company (“GMVH”), owned by our former president, Don Calabria, and engaged in the business of providing wireless internet services (“Wi-Fi”), primarily to the hospitality industry. We have entered into a services agreement with GMVH where we will be the preferred source of capital for its future projects and share in the cash flow therefrom. As of the date hereof, the Company has completed the following:

On February 23, 2010, Mr. Don Calabria resigned from all positions with the Company, including Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director. As his last act, Mr. Calabria appointed Mr. Mark Simon as the Company’s sole officer and director, and Mr. Simon accepted such appointment. The decisions to dismiss Mr. Calabria and to appoint Mr. Simon were both approved by the Board of Directors of the Company on February 23, 2010.

On March 15, 2010, the Company dismissed Globex Transfer, LLC as its transfer agent and appointed Action Stock Transfer Corp. as the Company’s new transfer agent. The change in transfer agents was approved by unanimous written consent of the Board of Directors.

On March 22, 2010, the Company entered into a Management Agreement with Mr. Mark Simon.

Employees

As of the date of this Report, we had no employees.

Office

Our offices are currently located at Number 7P at 345 S. End Avenue, New York, NY 10280 and our telephone number is (212) 786-1290. As of the date of this filing, we have not sought to move or change our office site.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2010 were $24,255 compared with $nil for the three months ended June 30, 2009. The increase of $24,255 was attributed to the fact that the Company did not have any activity in the comparative period last year and due mainly to management fees of $7,500 and professional fees of $11,000.

Operating expenses for the six months ended June 30, 2010 were $47,218 compared with $6,960 for the six months ended June 30, 2009. The increase in operating expenses of $40,258 was attributed to professional fees of $24,114 relating to SEC filing requirements and use of consultants for financial statement preparation, management fees of $10,000 which commenced in March 2010 at a rate of $2,500 per month, and $5,787 of transfer agent fees with respect to share issuances and maintenance of the Company’s share register.

During the six months ended June 30, 2010, the Company recorded a net loss of $47,888 and a net loss of $0.03 per share.

Liquidity and Capital Resources

As at June 30, 2010, the Company’s cash balance and total assets were $9,343 compared to $11 as at December 31, 2009. The increase in total assets is attributed to the cash proceeds received from loans payable. As at June 30, 2010, the Company had total liabilities of $62,235 compared with total liabilities of $13,664 as at December 31, 2009. The increase in total liabilities is attributed to issuances of loans payable totaling $34,600 during the period along with increase of $16,620 in accounts payable and accrued liabilities relating to accrued accounting and audit fees incurred by the Company.

As at June 30, 2010, the Company has a working capital deficit of $52,892 compared with $13,653 at June 30, 2009 and the increase in the working capital deficit is attributed to the use of proceeds from debt financing for operating purposes rather than investing purposes, which dilutes the overall working capital of the Company.

Cashflow from Operating Activities

During the six months ended June 30, 2010, the Company used $25,268 of cash for operating activities compared to the use of $6,083 of cash for operating activities during the six months ended June 30, 2009. The decrease in the use of cash for operating activities was attributed to the fact that a majority of the expenditures incurred during the period were unpaid as at June 30, 2010.

Cashflow from Financing Activities

During the six months ended June 30, 2010, the Company received $34,600 of proceeds from financing activities compared to $6,083 during the six months ended June 30, 2009. The increase in the proceeds received from financing activities was attributed to $34,600 in financing from loans payable compared with $6,023 in proceeds from common shares during the same period in 2009.

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

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

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

ITEM 4.

CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 7, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not make any unregistered sales of equity securities during the applicable period, except as otherwise previously disclosed.

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

GMV WIRELESS, INC.

Dated: August 6, 2010	By: /s/ Mark Simon
MARK SIMON
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer