Form 10-Q
period 2010-09-30
GMV Wireless, Inc.
filed 2010-11-15
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      . (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

As of November 11, 2010, there were 1,495,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

GMV WIRELESS, INC.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of GMV Wireless, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "GMVW" refers to GMV Wireless, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GMV WIRELESS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2010

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements (unaudited)

7

GMV WIRELESS, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	September 30, 2010 $	December 31, 2009 $

ASSETS

Cash	105,986	11

Total Assets	105,986	11

LIABILITIES

Current liabilities
Accounts Payable	32,603	11,015
Due to a Related Party	–	2,649
Loan Payable	139,600	–

Total Liabilities	172,203	13,664

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 75,000,000 shares, par value of $0.001
Issued and outstanding: 1,455,000 and 1,425,000 common shares, respectively	1,455	1,425
Common Stock Issuable	6,000	–
Additional Paid-In Capital	15,444	8,325
Deficit accumulated during the development stage	(89,116)	(23,403)

Total Stockholders’ Deficit	(66,217)	(13,653)

Total Liabilities and Stockholders’ Deficit	105,986	11

(The accompanying notes are an integral part of these financial statements)

GMV WIRELESS, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2010 $	For the Three Months Ended September 30, 2009 $	For the Nine Months Ended September 30, 2010 $	For the Nine Months Ended September 30, 2009 $	Accumulated from November 3, 2008 (Date of Inception) to September 30, 2010 $

Revenue	–	–	–	–	–

Operating Expenses
General and Administrative	157	–	588	74	1,249
Management Fees	7,500	–	17,500	–	19,727
Professional Fees	9,000	3,000	40,000	9,886	52,550
Transfer Agent Fees	347	–	6,134	–	14,099

Total Operating Expenses	17,004	3,000	64,222	9,960	87,625

Loss Before Other Expense	(17,004)	(3,000)	(64,222)	(9,960)	(87,625)

Other Expense
Interest Expense	(821)	–	(1,491)	–	(1,491)

Net Loss	(17,825)	(3,000)	(65,713)	(9,960)	(89,116)

Net Loss per Share – Basic and Diluted	(0.01)	–	(0.05)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	1,455,000	1,417,664	1,439,780	1,392,801

(The accompanying notes are an integral part of these financial statements)

GMV WIRELESS, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	Accumulated from November 3, 2008 (Date of Inception) to September 30, 2010
	$	$	$

Operating Activities

Net loss for the period	(65,713)	(9,960)	(89,116)

Adjustments to net loss relating to non-cash operating and financing items:
Stock based compensation	–	–	2,227
Shares issued for management fees	4,500	–	4,500
Shares issuable for settlement of services	6,000	–	6,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	21,588	3,866	32,603
Bank overdraft	–	11	–

Net Cash Used In Operating Activities	(33,625)	(6,083)	(43,786)

Financing Activities

Proceeds from loan payable	139,600	–	139,600
Proceeds from related parties	–	60	2,649
Proceeds from share issuances	–	7,523	7,523

Net Cash Provided By Financing Activities	139,600	7,583	149,772

Increase in Cash	105,975	1,500	105,986

Cash – Beginning of Period	11	–	–

Cash – End of Period	105,986	1,500	105,986

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Forgiveness of related party debt	2,649	–	2,649

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of September 30, 2010, the Company had a working capital deficit of $66,217 and an accumulated deficit of $89,116. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2010 and December 31, 2009, the Company had no cash equivalents.

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Related Party Transaction

In March 2010, the former President of the Company forgave all outstanding amounts owing from the Company, comprised of $2,649. The amount has been recorded against the amounts due to related party with a corresponding credit to additional paid-in capital.

4.

Note Payable

As of September 30, 2010, the Company owes $34,600 (December 31, 2009 - $nil) to non-related parties for operating expenditures incurred by the Company. This amounts owing are unsecured, due at 10% per annum, and due on demand.

On September 28, 2010, the Company issued a note to a non-related party in the amount of $105,000. Under the terms of the note, the amounts are unsecured, due interest of 10% per annum, and due on or before September 28, 2011.

As at September 30, 2010, the Company recorded accrued interest of $1,491 which has been recorded as accrued liabilities.

5.

Common Stock

On May 18, 2010, the Company issued 30,000 common shares at $0.15 per share to settle management fees of $4,500. As at September 30, 2010, the Company owes $6,000 of management fees payable in common shares of the Company.

6.

Subsequent Events

On November 5, 2010, the Company issued 40,000 common shares at $0.15 per share to settle management fees of $6,000.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below. These factors may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2010 were $17,004 compared with $3,000 for the three months ended September 30, 2009. The increase of $14,004 was attributed to the fact that the Company did not have any activity in the comparative period last year and due mainly to management fees of $7,500 and professional fees of $6,000.

Operating expenses for the nine months ended September 30, 2010 were $64,222 compared with $9,960 for the nine months ended September 30, 2009. The increase in operating expenses of $54,262 was attributed to professional fees of $30,114 relating to SEC filing requirements and use of consultants for financial statement preparation, management fees of $17,500 which commenced in March 2010 at a rate of $2,500 per month, and $6,134 of transfer agent fees with respect to share issuances and maintenance of the Company’s share register.

During the nine months ended September 30, 2010, the Company recorded a net loss of $65,713 and a net loss of $0.05 per share.

Liquidity and Capital Resources

As at September 30, 2010, the Company’s cash balance and total assets were $105,986 compared to $11 as at December 31, 2009. The increase in total assets is attributed to the cash proceeds received from loans payable. As at September 30, 2010, the Company had total liabilities of $172,203 compared with total liabilities of $13,664 as at December 31, 2009. The increase in total liabilities is attributed to issuances of loans payable totaling $139,600 during the period along with increase of $21,588 in accounts payable and accrued liabilities relating to accrued accounting and audit fees incurred by the Company.

As at September 30, 2010, the Company has a working capital deficit of $66,217 compared with $13,653 at September 30, 2009 and the increase in the working capital deficit is attributed to the use of proceeds from debt financing for operating purposes rather than investing purposes, which dilutes the overall working capital of the Company.

Cashflow from Operating Activities

During the nine months ended September 30, 2010, the Company used $33,625 of cash for operating activities compared to the use of $6,083 of cash for operating activities during the nine months ended September 30, 2009. The increase in the use of cash for operating activities was attributed to the fact that the Company had relatively minor activity during the period ended September 30, 2009 relative to the current period.

Cashflow from Financing Activities

During the nine months ended September 30, 2010, the Company received $139,600 of proceeds from financing activities compared to $7,583 during the nine months ended September 30, 2009. The increase in the proceeds received from financing activities was attributed to $139,600 in financing from loans payable compared with $7,523 in proceeds from common shares during the same period in 2009.

Subsequent Developments

On October 1, 2010, the Company entered into an Investor Relations Services Agreement with Blue Chip IR, a company incorporated pursuant to the laws of British Columbia, (“Blue Chip”) pursuant to which Blue Chip shall provide the Company with consulting services related to investor relations, and in exchange, the Company shall pay Blue Chip $20,000 per month.

Critical Accounting Policies

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

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and exploration activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities.

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

ITEM 4.

CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 7, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on March 24, 2009 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on March 24, 2009 as part of our Registration Statement on Form S-1.
10.01	Management Agreement between the Company and Mr. Mark Simon dated March 22, 2010	Filed with the SEC on April 7, 2010 as part of our Annual Report on Form 10-K.
10.02	Promissory Note issued to Newton Management Ltd. dated September 28, 2010	Filed with the SEC on October 8, 2010 as part of our Current Report on Form 8-K.
10.03	Investors Relations Services Agreement with Blue Chip IR executed October 1, 2010	Filed herewith.
10.04	Amended Management Agreement between the Company and Mr. Mark Simon dated November 10, 2010.	Filed with the SEC on November 10, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMV WIRELESS, INC.

Dated: November 11, 2010	By: /s/ Mark Simon
MARK SIMON
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer