Form 10-K
period 2010-12-31
GMV Wireless, Inc.
filed 2011-03-29
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Carrillo, Huettel & Zouvas, LLP

3033 5th Avenue, Suite 400

San Diego, CA 92103

Phone: 619-546-6100

Fax: 619-546-6060

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was $38,325 based upon the price ($0.005) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “GMVW.”

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

As of March 28, 2011, there were 44,850,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “GMVW”, “we”, “us” and “our” are references to GMV Wireless Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

GMV Wireless, Inc. (the “Company”) was incorporated on November 3, 2008 under the laws of the State of Nevada. The Company’s activities initially involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any revenue to date.

As of the date of this Annual Report, we believe that we are a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934.

As of the date of this Annual Report, we have ceased all prior operations and are in the process of developing a new business model. We shall continue to undertake efforts to develop a business or merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that we may undertake has not yet been determined. If we do not successfully pursue some form of operating business, then our primary activity will likely involve seeking merger or acquisition candidates with whom we can either merge or acquire.

WHERE YOU CAN GET ADDITIONAL INFORMATION

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

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

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB since we began trading October 7, 2009 based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010 – High	$0.00	---	---	---
2010 – Low	$0.00	---	---	---
2009 – High	---	---	---	$0.00
2009 – Low	---	---	---	$0.00

Record Holders

As of December 31, 2010, an aggregate of 44,850,000 shares of our common stock were issued and outstanding and were owned by approximately 21 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

On May 18, 2010, the Company issued 900,000 shares of its common stock to Mark Simon for management services rendered pursuant to the terms of the Management Agreement between GMV Wireless, Inc. and Mark Simon, dated February 23, 2010.

On November 5, 2010, the Company issued 1,200,000 shares of its common stock to Mark Simon for management services rendered pursuant to the terms of the Management Agreement between GMV Wireless, Inc. and Mark Simon, dated February 23, 2010.

Re-Purchase of Equity Securities

None.

Dividends

On March 9, 2011, the Company effectuated a forward split of its issued and outstanding common shares, whereby every one (1) old share of common stock was exchanged for thirty (30) new shares of the Company's common stock. As a result, the issued and outstanding shares of common stock increased from 1,495,000 prior to the forward split to 44,850,000 following the forward split. The forward split shares are payable upon surrender of certificates to the Company's transfer agent.

In the future, declaration or payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

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

Balance Sheet

As at December 31, 2010, the Company had total assets of $33,034 compared with total assets of $11 as at December 31, 2009. The assets are comprised of cash balances in the Company’s bank account.

The Company had total liabilities of $182,132 as at December 31, 2010 compared with $13,664 as at December 31, 2009. The increase in total liabilities is attributed to the fact that the Company owed $139,600 in notes payable which are unsecured and due interest at 10% per annum, as well as an increase in accounts payable of $19,552 resulting from timing differences in the payment of operating expenditures, and an increase in amounts due to related parties of $9,316.

During the year ended December 31, 2010, the Company authorized a 30-to-1 forward stock split that increased the number of common shares, and issued 2,100,000 common shares to settle outstanding management fees.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses

During the year ended December 31, 2010, the Company incurred operating expenses totaling $139,896 compared with $18,191 for the year ended December 31, 2009. The increase in operating expenses is attributed to $40,950 increase in professional fees related to legal and accounting costs associated with SEC filings, $60,000 in consulting fees, and $21,500 in management fees. The Company also incurred interest expense of $5,198 relating to accrued interest from the issuance of notes payable that pay interest at 10% per annum.

Net Loss

During the year ended December 31, 2010, the Company incurred a net loss of $145,094 compared with a net loss of $18,191 for the year ended December 31, 2009. The increase in net loss was attributed to the fact that the Company had a full year of operations in 2010, including management fees and consulting fees as well as interest expense on the notes payable.

Liquidity and Capital Resources

As at December 31, 2010, the Company had a cash balance of $33,034 and a working capital deficit of $149,098 compared with a cash balance of $11 and a working capital deficit of $13,653 at December 31, 2009. The increase in working capital deficit is due to the fact that the Company received $139,600 of financing from notes payable which were used to fund operating costs of the Company.

During the year ended December 31, 2010, the Company authorized a 30-to-1 forward stock split that resulted in an increase in the issued and outstanding common shares from 1,495,000 common shares to 44,850,000 common shares at December 31, 2010.

Cashflow from Operating Activities

During the year ended December 31, 2010, the Company used $106,577 of cash flow for operating activities compared with $7,176 for the year ended December 31, 2009. The increase in the use of cash flows for operating activities is attributed to financing of $139,600 from notes payable of which only $33,630 of cash was remaining at December 31, 2010 and the remainder was used primarily for payment of operating costs.

Cashflow from Investing Activity

During the years ended December 31, 2010 and 2009, the Company incurred no transactions relating to investing activities.

Cashflow from Financing Activities

During the year ended December 31, 2010, the Company was provided $139,600 of cash flow from financing sources compared with proceeds of $7,187 from financing activities during the year ended December 31, 2009. The increase in the proceeds from financing activities were mainly attributed to the receipt of $139,600 in debt financing from the issuance of notes payable, which are unsecured and due interest at 10% per annum. In 2009, the Company received $7,523 from the issuance of common shares.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

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

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GMV Wireless, Inc.

 (A Development Stage Company)

December 31, 2010 and 2009

Index

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets

F-2

Statements of Operations

F-3

Statements of Cash Flows

F-4

Statement of Stockholders’ Equity (Deficit)

 F-5

Notes to the Financial Statements

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GMV Wireless, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of GMV Wireless, Inc. (a development stage company) as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended and for the period from November 3, 2008 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GMV Wireless, Inc., as of December 31, 2010, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 24, 2011

GMV Wireless, Inc.

(A Development Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	December 31, 2010 $	December 31, 2009 $
ASSETS

Current Assets

Cash	33,034	11

Total Assets	33,034	11
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	30,567	11,015
Due to related parties	11,965	2,649
Notes payable	139,600	–

Total Liabilities	182,132	13,664

Stockholders’ Equity (Deficit)

Common Stock Authorized: 75,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 44,850,000 and 42,750,000 common shares, respectively	44,850	42,750

Additional paid-in capital	(25,451)	(33,000)

Deficit accumulated during the development stage	(168,497)	(23,403)

Total Stockholders’ Deficit	(149,098)	(13,653)

Total Liabilities and Stockholders’ Deficit	33,034	11

Nature of Operations and Continuance of Business (Note 1)

(The accompanying notes are an integral part of these financial statements)

GMV Wireless, Inc.

(A Development Stage Company)

Statements of Operations

(expressed in U.S. dollars)

	Year ended December 31, 2010 $	Year ended December 31, 2009 $	Accumulated from November 3, 2008 (date of inception) to December 31, 2010 $

Revenue	–	–	–

Operating Expenses

Consulting fees	60,000	–	60,000
General and administrative	892	176	1,553
Management fees	21,500	–	23,727
Professional fees	51,000	10,050	63,550
Transfer agent fees	6,504	7,965	14,469

Loss Before Other Expense	139,896	18,191	163,299

Other Expense
Interest Expense	5,198	–	5,198

Net Loss for the Period	(145,094)	(18,191)	(168,497)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	43,497,123	41,970,240

(The accompanying notes are an integral part of these financial statements)

GMV Wireless, Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

	Year ended December 31, 2010 $	Year ended December 31, 2009 $	Accumulated from November 3, 2008 (date of inception) to December 31, 2010 $
Operating Activities

Net loss	(145,094)	(18,191)	(168,497)

Adjustment to reconcile net loss to cash used in operating activities:

Stock-based compensation	–	–	2,227
Shares issued for management fees	7,000	–	7,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	19,552	11,015	30,567
Due to related parties	11,965	–	11,965

Net Cash Used in Operating Activities	(106,577)	(7,176)	(116,738)

Financing activities

Proceeds from loan payable	139,600	–	139,600
Proceeds from related parties	–	(336)	2,649
Proceeds from the issuance of common stock	–	7,523	7,523

Net Cash Provided by Financing Activities	139,600	7,187	149,772

Increase in Cash	33,023	11	33,034

Cash, Beginning of Period	11	–	–

Cash, End of Period	33,034	11	33,034

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Forgiveness of related party debt	2,649	–	2,649

(The accompanying notes are an integral part of these financial statements)

GMV Wireless, Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

For the Period from November 3, 2008 (Date of Inception) to December 31, 2010

(expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscriptions	Development
		Amount	Capital	Receivable	Stage	Total
	#	$	$	$	$	$

Balance, November 3, 2008 (Date of Inception)	–	–	–	–	–	–

Issuance of shares for cash	39,825,000	39,825	(39,825)	–	–	–
					–
Issuance of shares for cash	675,000	675	1,575	(23)	–	2,227

Net loss for the period	–	–	–	–	(5,212)	(5,212)

Balance, December 31, 2008	40,500,000	40,500	(38,250)	(23)	(5,212)	(2,985)

Stock subscription receivable received	–	–	–	23	–	23

Issuance of shares for cash	1,800,000	1,800	4,200	–	–	6,000

Issuance of shares for cash	450,000	450	1,050	–	–	1,500

Net loss for the year	–	–	–	–	(18,191)	(18,191)

Balance, December 31, 2009	42,750,000	42,750	(33,000)	–	(23,403)	(13,653)

Issuance of shares for management fees	2,100,000	2,100	4,900	–	–	7,000

Forgiveness of loan	–	–	2,649	–	–	2,649

Net loss for the year	–	–	–	–	(145,094)	(145,094)

Balance, December 31, 2010	44,850,000	44,850	(25,451)	–	(168,497)	(149,098)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2010, the Company had a working capital deficit of $149,098 and an accumulated deficit of $168,497. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2010 and 2009, the Company had no cash equivalents.

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

GMV Wireless, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

3.

Related Party Transaction

a)

In March 2010, the former President of the Company forgave $2,649 representing all outstanding amounts owing from the Company. The amount has been recorded against the amounts due to related party with a corresponding credit to additional paid-in capital.

b)

As of December 31, 2010, the President of the Company was owed $11,965 (2009 - $2,649). The amount owing is unsecured, non-interest bearing and due on demand.

4.

Notes Payable

a)

As of December 31, 2010, the Company issued various notes payable totalling $34,600 (2009 - $nil) to non-related parties. These amounts owing are unsecured, due at 10% per annum, and due on demand. As of December 31, 2010, accrued interest of $2,465 has been recorded in accounts payable.

b)

On September 28, 2010, the Company issued a demand note to a non-related party for $105,000. Under the terms of the note, the amount owing is unsecured, due interest of 10% per annum, and due on or before September 28, 2011. As of December 31, 2010, accrued interest of $2,733 has been recorded in accounts payable.

5.

Common Stock

a)

During the year ended December 31, 2010, the Company issued 2,100,000 split-adjusted common shares to settle management fees of $7,000, valued at $0.0033, the last price at which we sold shares of common stock for cash.

b)

On August 14, 2009, the Company issued 450,000 split-adjusted common shares for proceeds of $1,500.

c)

On March 31, 2009, the Company issued 1,800,000 split-adjusted common shares for proceeds of $6,000.

d)

On December 31, 2008, the Company issued 675,000 common shares, par value $0.001 per share, for proceeds of $23, which was received in fiscal 2009. The difference between the fair value at the date of issuance of $0.10 per share and the proceeds received, $1,227, is recorded in additional paid in capital.

e)

On November 4, 2008, the Company issued 39,825,000 founders’ shares at $0.001 per share to the Directors of the Company.

6.

Commitment

On February 23, 2010, the Company signed a management agreement with the President and Director of the Company. Under the terms of the management agreement, the Company will remit $2,500 per month comprised of $1,000 cash and $1,500 of common shares of the Company at $0.005 per split-adjusted common share. The amendment on October 1, 2010 stated that the company will remit $2,500 per month until the agreement is terminated mutually by both parties. As at December 31, 2010, the Company recorded management fees of $15,500 and issued 2,100,000 common shares at $0.005 per common share for management services of $10,500.

GMV Wireless, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

7.

Income Taxes

The Company has a net operating loss carried forward of $158,087 available to offset taxable income in future years which commence expiring in fiscal 2028.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2010 $	2009 $

Income tax recovery at statutory rate	47,565	6,185

Valuation allowance change	(47,565)	(6,185)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010 $	2009 $

Net operating loss carried forward	53,750	6,185

Valuation allowance	(53,750)	(6,185)

Net deferred income tax asset	–	–

8.

Subsequent Event

On March 9, 2011, the Company and its Board of Directors approved a thirty-to-one (30:1) forward stock split of all issued and outstanding common shares. The effect of the forward stock split increased the number of issued and outstanding common shares from 1,495,000 shares to 44,850,000 shares, and the forward stock split has been applied on a retroactive basis since the Company’s inception date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 16, 2010, the Company’s Board of Directors dismissed Li & Company, PC (“Li & Company”) as the Company’s independent registered public accountants, and the Board of Directors approved the engagement of M&K CPAS, PLLC (“M&K”) to serve as the Company’s independent registered public accountants for fiscal year 2010. M&K was engaged on March 16, 2010.

Li & Company was engaged by the Company on October 2, 2009, and has issued no reports on the financial statements of the Company for any period.

During the period of Li & Company’s engagement, there have been no disagreements with Li & Company (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Li & Company, would have caused them to make reference thereto in their report on financial statements for any period.

During the period of Li & Company’s engagement, there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

During the period of Li & Company’s engagement, neither the Company nor anyone on its behalf has consulted M&K regarding either:

•

The application of accounting principles to specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither was a written report provided to the Company nor was oral advice provided that M&K concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue; or

•

Any matter that was either the subject of a disagreement or a reportable event, as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.

The Company requested Li & Company to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of the letter furnished in response to that request is filed with the SEC on March 16, 2010 as part of our Current Report on Form 8-K and is incorporated herein by reference.

On March 16, 2010, with the prior approval of its Board of Directors, the Company engaged M&K as its independent registered public accounting firm.

The Company has not consulted with M&K regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements during the most recent fiscal year through present.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of December 31, 2010, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2010, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.

Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2011.

2.

We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2010, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Director Since
Mark Simon	59	CEO, CFO, President, Treasurer, Secretary, and Director	February 23, 2010

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

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

MARK SIMON. Mr. Simon has over fifteen years of experience in the securities market which he gained while working at the New York Commodities Exchange from 1979 to 2009 and working at the American Stock Exchange from 1995 to 2007. He has developed a wealth of knowledge in business and finance and has gained significant management experience in his trade supervisory role for both financial institutions, facilitating the clearing of commodity (mostly cotton and energy futures) and stock option trades through an intricate in-house computerized system. Since 2004, while working at the New York Commodities Exchange, Mr. Simon was employed as a professor at various colleges and universities located in and around New York, NY. Mr. Simon was appointed to serve as the Company’s sole officer and director because of his strong educational background, extensive management experience and practical knowledge of business and securities.

Identification of Significant Employees

We have no significant employees other than Mark Simon, our President, Chief Executive Officer, and Director.

Family Relationship

We currently do not have any officers or directors of our company who are related to each other.

Involvement in certain legal proceedings.

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer, respectively. A written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2010, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2010, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2010, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, with the exception of a Form 3, two Form 4s and one Form 5 by Mr. Mark Simon.  Mr. Simon is in the process of filing such forms, and we anticipate this to be done in the near future.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2010 and 2009:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Simon (1)	2010	$12,000		$10,500	-0-	-0-	-0-	-0-	$22,500
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Don Calabria (2)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

On February 23, 2010, Mr. Mark Simon agreed to act as the Company’s Chief Executive Officer/President, Chief Financial Officer/Treasurer, Secretary and Director. Pursuant to a Management Agreement with Mr. Simon, he shall receive a monthly salary of $2,500 for his services to the Company as its sole-officer. Mr. Simon shall receive $1,000 cash and $1,500 converted into shares of the Company's Common Stock at a rate of $0.15 per share or 10,000 shares per month. On November 4, 2010 the Management Agreement between the Company and Mr. Simon was amended to state that Mr. Simon will receive $2,500 cash per calendar month beginning October 1, 2010 as consideration.

(2)

On February 23, 2010, Mr. Don Calabria resigned from all positions with the Company, including Chief Executive Officer/President, Chief Financial Officer/Treasurer, Secretary and Director. Mr. Calabria informed the Company that his decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2010.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors who are also our employees receive no extra compensation for their service on our Board of Directors. We do not pay members of the Board of Directors any set fees for attendance at the Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 21, 2011 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Mark Simon (3) 345 S. End Avenue #7P New York, NY 10280	Common	36,735,000	81.91%
All Officers and Directors as a Group (1 Person)	Common	36,735,000	81.91%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 44,850,000 issued and outstanding shares of common stock as of March 21, 2011.

(3)

Mark Simon is a Director and the Company's President and CEO. His beneficial ownership includes 36,735,000 common shares.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, Mark Simon is not an independent director because he is also an executive officer of the Company.

Related Party Transactions

In March 2010, the former President of the Company forgave all outstanding amounts owing from the Company, comprised of $2,649. The amount has been recorded against the amounts due to related party with a corresponding credit to additional paid-in capital.

Other than the foregoing transaction, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit fees	$11,000	$0
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$0	$0

Audit Fees

During the fiscal years ended December 31, 2010, we incurred approximately $11,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2010.

During the fiscal year ended December 31, 2009, we incurred approximately $0 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2009.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on March 24, 2009 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on March 24, 2009 as part of our Registration Statement on Form S-1.
10.01	Management Agreement between the Company and Mr. Mark Simon dated March 22, 2010.	Filed with the SEC on April 7, 2010 as part of our Annual Report on Form 10-K.
10.02	Promissory Note issued to Newton Management Ltd. dated September 28, 2010.	Filed with the SEC on October 8, 2010 as part of our Current Report on Form 8-K.
10.03	Investors Relations Services Agreement with Blue Chip IR dated October 1, 2010	Filed with the SEC on November 15, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Amended Management Agreement between the Company and Mr. Mark Simon dated November 4, 2010.	Filed with the SEC on November 10, 2010 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed herewith.
16.01	Letter from Former Accountant Li & Company, PC, dated March 16, 2010	Filed with the SEC on March 16, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMV WIRELESS, INC.

Dated: March 28, 2011

/s/ Mark Simon

By: Mark Simon

Its: President and Principal Executive Officer

Dated: March 28, 2011

/s/ Mark Simon

By: Mark Simon

Its: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: March 28, 2011

/s/ Mark Simon

Mark Simon, Director