Form 10-Q
period 2011-03-31
GMV Wireless, Inc.
filed 2011-05-13
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

       . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-158184

GMV WIRELESS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3988293
(State of incorporation)	(I.R.S. Employer Identification No.)

345 S. End Avenue #7P

New York, NY 10280

(Address of principal executive offices)

(212) 786-1290

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel & Zouvas, LLP

3033 Fifth Ave. Suite 400

San Diego, CA 92103

Telephone (619) 546-6100

Facsimile (619) 546-6060

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

(Not required) Yes      . No      .

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

Yes  X . No      .

As of May 6, 2011, there were 44,850,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

GMV WIRELESS, INC.*

TABLE OF CONTENTS

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GMV Wireless, Inc.

(A Development Stage Company)

March 31, 2011

GMV Wireless, Inc.

(A Development Stage Company)

Balance Sheets

(expressed in U.S. dollars)

(unaudited)

	March 31, 2011 $	December 31, 2010 $
ASSETS

Current Assets

Cash	4,057	33,034

Total Assets	4,057	33,034
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	44,232	30,567
Due to related parties	16,465	11,965
Notes payable	139,600	139,600

Total Liabilities	200,297	182,132

Stockholders’ Equity (Deficit)

Common Stock Authorized: 75,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 44,850,000 common shares	44,850	44,850

Additional paid-in capital	(25,451)	(25,451)

Deficit accumulated during the development stage	(215,639)	(168,497)

Total Stockholders’ Deficit	(196,240)	(149,098)

Total Liabilities and Stockholders’ Deficit	4,057	33,034

(The accompanying notes are an integral part of these financial statements)

GMV Wireless, Inc.

(A Development Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended March 31, 2011 $	For the Three Months Ended March 31, 2010 $	Accumulated from November 3, 2008 (date of inception) to March 31, 2011 $

Revenue	–	–	–

Operating Expenses

Consulting fees	20,000	–	80,000
General and administrative	605	255	2,158
Management fees	7,500	2,500	31,227
Professional fees	15,000	20,000	78,550
Transfer agent fees	518	238	14,987

Loss Before Other Expense	43,623	22,963	206,922

Other Expense

Interest Expense	(3,519)	(51)	(8,717)

Net Loss for the Period	(47,142)	(23,014)	(215,639)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	44,850,000	44,850,000

(The accompanying notes are an integral part of these financial statements)

GMV Wireless, Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended March 31, 2011 $	For the Three Months Ended March 31, 2010 $	Accumulated from November 3, 2008 (date of inception) to March 31, 2011 $
Operating Activities

Net loss for the period	(47,142)	(23,014)	(215,639)

Adjustment to reconcile net loss to cash used in operating activities:

Stock-based compensation	–	–	2,227
Shares issued for management fees	–	1,500	7,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	13,665	15,739	44,232
Due to related parties	4,500	–	16,465

Net Cash Used in Operating Activities	(28,977)	(5,775)	(145,715)

Financing activities

Proceeds from loan payable	–	7,100	139,600
Proceeds from related parties	–	–	2,649
Proceeds from the issuance of common stock	–	–	7,523

Net Cash Provided by Financing Activities	–	7,100	149,772

Increase (decrease) in Cash	(28,977)	1,325	4,057

Cash, Beginning of Period	33,034	–	–

Cash, End of Period	4,057	1,336	4,057

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Forgiveness of related party debt	–	2,649	2,649

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of March 31, 2011, the Company had a working capital deficit of $196,240 and an accumulated deficit of $215,639. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2011 and December 31, 2010, the Company had no cash equivalents.

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

GMV Wireless, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

e)

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

2.

Summary of Significant Accounting Policies (continued)

h)

Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a material effect on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard did not have a material impact on the Company’s financial statements.

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

GMV Wireless, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

3.

Related Party Transaction

a)

In March 2010, the former President of the Company forgave $2,649, representing all outstanding amounts owing from the Company. The amount has been recorded against the amounts due to related party with a corresponding credit to additional paid-in capital.

b)

As of March 31, 2011, the President of the Company was owed $16,465 (2010 - $11,965).  The amount owing is unsecured, non-interest bearing and due on demand.

4.

Notes Payable

a)

As of March 31, 2011, the Company issued various notes payable totalling $34,600 (2010 - $34,600) to non-related parties. These amounts owing are unsecured, due at 10% per annum, and due on demand. As of March 31, 2011, accrued interest of $3,336 has been recorded in accrued liabilities.

b)

On September 28, 2010, the Company issued a demand note to a non-related party for $105,000 (2010 - $105,000). Under the terms of the note, the amount owing is unsecured, due interest of 10% per annum, and due on or before September 28, 2011. As of March 31, 2011, accrued interest of $5,381 has been recorded in accrued liabilities.

5.

Common Stock

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

6.

Commitment

On February 23, 2010, the Company signed a management agreement with the President and Director of the Company. Under the terms of the management agreement, the Company will remit $2,500 per month comprised of $1,000 cash and $1,500 of common shares of the Company at $0.15 per common share. The agreement was amended on October 1, 2010 to remit $2,500 per month in cash.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2011 $	2010 $
Current Assets	4,057	33,034
Current Liabilities	200,297	182,132
Working Capital (Deficit)	(196,240)	(149,098)

Cash Flows

	March 31, 2011 $	March 31, 2010 $
Cash Flows from (used in) Operating Activities	(28,977)	(5,775)
Cash Flows from (used in) Financing Activities	-	7,100
Net Increase (decrease) in Cash During Period	(28,977)	1,325

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2011 were $43,623 compared with $22,963 for the three months ended March 31, 2010. The increase of $20,660 was attributed to the fact that the Company incurred $20,000 in consulting fees and incurred an additional $5,000 in management fees as the President and Director of the Company is paid $2,500 per month whereas in prior year, the President and Director only received $2,500 per quarter.  The increase was offset by a decrease in professional fees of $5,000 attribute to lower legal fees.

During the three months ended March 31, 2011, the Company recorded a net loss of $47,142 compared with a net loss of $23,014 for the three months ended March 31, 2010.  In addition to the above, the Company incurred an increase of $3,468 of interest expense relating to debt balances of $139,600 at 10% per annum in fiscal 2011 compared to just $7,100 at 10% per annum in the same period in prior year.

Liquidity and Capital Resources

As at March 31, 2011, the Company’s cash balance and total assets were $4,057 compared to $33,034 as at December 31, 2010. The decrease in total assets is attributed to the fact that the Company incurred operating expenses during the first quarter of fiscal 2011 and did not support costs with new equity or debt financing.

As at March 31, 2011, the Company had total liabilities of $200,297 compared with total liabilities of $182,132 as at December 31, 2010. The increase in total liabilities is attributed to increases in accounts payable and accrued liabilities of $13,665 due to timing differences between the payment terms of various operating expenditures.

As at March 31, 2011, the Company has a working capital deficit of $196,240 compared with $149,098 at December 31, 2010 and the increase in the working capital deficit is attributed to the use of existing cash to settle obligations.

Cashflow from Operating Activities

During the three months ended March 31, 2011, the Company used $28,977 of cash for operating activities compared to the use of $5,775 of cash for operating activities during the three months ended March 31, 2010.  The increase in the use of cash for operating activities was attributed to the fact that the Company paid for outstanding and current obligations with existing cash raised from debt financing.

Cashflow from Financing Activities

During the three months ended March 31, 2011, the Company received $nil of proceeds from financing activities compared to $7,100 during the three months ended March 31, 2010. The decrease in proceeds from financing activities was due to the fact that the Company did not raise any new financing from debt or equity sources during the first quarter of fiscal 2011.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

ITEM 4.

CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 29, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

We do not have an Audit Committee or a financial expert on our Board of Directors –Currently, the Board of Directors acts in the capacity of the Audit Committee.  All members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.

2.

Reporting Deficiencies:  We did not maintain a sufficient level of expertise in our Company to oversee the reporting and disclosure of the financial statements and related footnotes, in compliance with generally accepted accounting principles and also in accordance with SEC disclosure requirements.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

In light of the material weaknesses discussed above, we engaged consultants to augment our reporting criteria and perform other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.            Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

  2.            Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

On March 9, 2011, the Company effectuated a forward split of its issued and outstanding common shares, whereby every one (1) old share of common stock was exchanged for thirty (30) new shares of the Company's common stock. As a result, the issued and outstanding shares of common stock increased from 1,495,000 prior to the forward split to 44,850,000 following the forward split.  The forward split shares are payable upon surrender of certificates to the Company's transfer agent.  On March 9, 2011, the Company’s common stock began trading under the symbol “GMVWD”.  On April 7, 2011, the "D" (appended to the symbol to reflect the dividend) was dropped and the symbol is again "GMVW."

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on March 24, 2009 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on March 24, 2009 as part of our Registration Statement on Form S-1.
10.01	Management Agreement between the Company and Mr. Mark Simon dated March 22, 2010.	Filed with the SEC on April 7, 2010 as part of our Annual Report on Form 10-K.
10.02	Promissory Note issued to Newton Management Ltd. dated September 28, 2010.	Filed with the SEC on October 8, 2010 as part of our Current Report on Form 8-K.
10.03	Investors Relations Services Agreement with Blue Chip IR dated October 1, 2010	Filed with the SEC on November 15, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Amended Management Agreement between the Company and Mr. Mark Simon dated November 4, 2010.	Filed with the SEC on November 10, 2010 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on March 29, 2011 as part of our Annual Report on Form 10-K.
16.01	Letter from Former Accountant Li & Company, PC, dated March 16, 2010	Filed with the SEC on March 16, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMV WIRELESS, INC.

Dated: May 12, 2011	By: /s/ Mark Simon
By: Mark Simon
Its: Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 12, 2011	/s/ Mark Simon
By: Mark Simon Its: Director