Form 10-Q
period 2011-06-30
HDS INTERNATIONAL CORP.
filed 2011-08-12
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53949

HDS INTERNATIONAL CORP.

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

  X . Yes            .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    X . Yes           .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    X .  Yes        .    No

As of August 11, 2011, there were 538,200,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

HDS INTERNATIONAL CORP.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of HDS International Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "HDSI" refers to HDS International Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HDS International Inc.

(formerly GMV Wireless, Inc.)

 (A Development Stage Company)

June 30, 2011

Index

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements (unaudited)

7

HDS International Inc.

(formerly GMV Wireless, Inc.)

(A Development Stage Company)

Balance Sheets

(expressed in U.S. dollars)

(unaudited)

	June 30, 2011 $	December 31, 2010 $
ASSETS

Current Assets

Cash	2,879	33,034

Total Assets	2,879	33,034
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	52,305	30,567
Due to related parties	21,965	11,965
Notes payable	149,600	139,600

Total Liabilities	223,870	182,132

Stockholders’ Deficit

Preferred Stock Authorized: 50,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 550,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 538,200,000 common shares	538,200	538,200

Additional paid-in capital	(518,801)	(518,801)

Deficit accumulated during the development stage	(240,390)	(168,497)

Total Stockholders’ Deficit	(220,991)	(149,098)

Total Liabilities and Stockholders’ Deficit	2,879	33,034

(The accompanying notes are an integral part of these financial statements)

HDS International Inc.

(formerly GMV Wireless, Inc.)

(A Development Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended June 30, 2011 $	For the Three Months Ended June 30, 2010 $	For the Six Months Ended June 30, 2011 $	For the Six Months Ended June 30, 2010 $	Accumulated from November 3, 2008 (date of inception) to June 30, 2011 $

Revenue	–	–	–	–	–

Operating Expenses

Consulting fees	–	–	20,000	–	80,000
General and administrative	1,632	206	2,237	431	3,790
Management fees	7,500	7,500	15,000	10,000	38,727
Professional fees	11,000	11,000	26,000	31,000	89,550
Transfer agent fees	1,100	5,549	1,618	5,787	16,087

Loss Before Other Expense	(21,232)	(24,255)	(64,855)	(47,218)	(228,154)

Other Expense

Interest Expense	(3,519)	(619)	(7,038)	(670)	(12,236)

Net Loss for the Period	(24,751)	(24,874)	(71,893)	(47,888)	(240,390)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	538,200,000	538,200,000	538,200,000	538,200,000

(The accompanying notes are an integral part of these financial statements)

HDS International Inc.

(formerly GMV Wireless, Inc.)

(A Development Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

	For the Six Months Ended June 30, 2011 $	For the Six Months Ended June 30, 2010 $	Accumulated from November 3, 2008 (date of inception) to June 30, 2011 $
Operating Activities

Net loss for the period	(71,893)	(47,888)	(240,390)

Adjustment to reconcile net loss to cash used in operating activities:

Stock-based compensation	–	–	2,227
Shares issued for management fees	–	4,500	5,500
Shares issuable for settlement of services	–	1,500	1,500

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	21,738	16,620	52,305
Due to related parties	10,000	–	21,965

Net Cash Used in Operating Activities	(40,155)	(25,268)	(156,893)

Financing activities

Proceeds from loan payable	10,000	34,600	149,600
Proceeds from related parties	–	–	2,649
Proceeds from the issuance of common stock	–	–	7,523

Net Cash Provided by Financing Activities	10,000	34,600	159,772

Increase (decrease) in Cash	(30,155)	9,332	2,879

Cash, Beginning of Period	33,034	11	–

Cash, End of Period	2,879	9,343	2,879

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Forgiveness of related party debt	–	2,649	2,649

(The accompanying notes are an integral part of these financial statements)

HDS International Inc.

(formerly GMV Wireless, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

1.

Nature of Operations and Continuance of Business

HDSI International, Inc. (formerly GMV Wireless, Inc.) (the “Company”) was incorporated on November 3, 2008 under the laws of the State of Nevada.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any revenue to date.  The Company plans to engage in the business of providing wireless Internet services (“Wi-Fi”), primarily to the hospitality industry.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of June 30, 2011, the Company had a working capital deficit of $220,991 and an accumulated deficit of $240,390. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2011 and December 31, 2010, the Company had no cash equivalents.

d)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at June 30, 2011 and December 31, 2010, the Company did not have any potential dilutive common shares.

HDS International Inc.

(formerly GMV Wireless, Inc.)

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2011 and December 31, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)

Financial Instruments

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

HDS International Inc.

(formerly GMV Wireless, Inc.)

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

Related Party Transactions

a)

In March 2010, the former President of the Company forgave $2,649, representing all outstanding amounts owing from the Company. The amount has been recorded against the amounts due to related party with a corresponding credit to additional paid-in capital.

b)

As of June 30, 2011, the President of the Company was owed $21,965 (2010 - $11,965) for management fees.  The amount owing is unsecured, non-interest bearing and due on demand.

4.

Notes Payable

a)

As of June 30, 2011, the Company issued various notes payable totalling $34,600 (2010 - $34,600) to non-related parties. These amounts owing are unsecured, due at 10% per annum, and due on demand. As of June 30, 2011, accrued interest of $4,198 has been recorded in accrued liabilities.

b)

On September 28, 2010, the Company issued a demand note to a non-related party for $105,000 (2010 - $105,000). Under the terms of the note, the amount owing is unsecured, due interest of 10% per annum, and due on or before September 28, 2011. As of June 30, 2011, accrued interest of $7,998 has been recorded in accrued liabilities.

c)

In June 16, 2011, the Company issued a demand note to a non-related party for $10,000 (2010 - $nil).  Under the terms of the note, the amount owing is unsecured, due interest at 10% per annum, and due on demand.  As of June 30, 2011, accrued interest of $38 has been recorded in accrued liabilities.  Refer to Note 7.

5.

Common Stock

a)

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

HDS International Inc.

(formerly GMV Wireless, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

5.

Common Stock

b)

On June 6, 2011, the Company and its Board of Directors approved the increase of the number of authorized common shares to 550,000,000 common shares and 50,000,000 preferred shares, as well as a twelve-to-one (12:1) forward stock split of all issued and outstanding common shares.  The effect of the forward stock split increased the number of issued and outstanding common shares from 44,850,000 shares to 538,200,000 shares, and the forward stock split has been applied on a retroactive basis since the Company’s inception date.

6.

Commitment

On February 23, 2010, the Company signed a management agreement with the President and Director of the Company. Under the terms of the management agreement, the Company will remit $2,500 per month comprised of $1,000 cash and $1,500 of common shares of the Company at $0.15 per common share. The agreement was amended on October 1, 2010 to remit $2,500 per month in cash.

7.

Subsequent Events

a)

On July 24, 2011, the Company issued a note payable for proceeds of $15,000.  Under the terms of the note, the amount is unsecured, due interest at 10% per annum, and due on demand.

b)

On July 27, 2011, the Company repaid a note payable of $10,000 as noted in Note 4(c).  The accrued interest relating to the note payable was forgiven on settlement.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	December 31,
	2011 $	2010 $
Current Assets	2,879	33,034
Current Liabilities	223,870	182,132
Working Capital (Deficit)	(220,991)	(149,098)

Cash Flows

	June 30, 2011 $	June 30, 2010 $
Cash Flows from (used in) Operating Activities	(71,893)	(25,268)
Cash Flows from (used in) Financing Activities	10,000	34,600
Net Increase (decrease) in Cash During Period	(30,155)	9,332

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2011 were $21,232 compared with $24,255 for the three months ended June 30, 2010. The decrease of $3,023 was attributed to the fact that the Company incurred lower transfer agent fees during the current period compared to the prior period.  For the six months ended June 30, 2011, the Company incurred operating expenses of $64,855 compared with $47,218 for the six months ended June 30, 2010.  The increase of $17,637 is attributed to $20,000 of consulting fees and an increase in management fees of $5,000 as there was six period of management fees in fiscal 2011 compared with only four period in fiscal 2010.  The increase was offset by a decrease of $5,000 in professional fees and $4,169 in transfer agent fees.

During the six months ended June 30, 2011, the Company recorded a net loss of $71,893 compared with a net loss of $47,888 for the six months ended June 30, 2010.  In addition to the above, the Company incurred an increase of $6,368 of interest expense relating to debt balances of $149,600 at 10% per annum in fiscal 2011 whereas the Company did not issue its notes payable until June 2010 ($34,600).

Liquidity and Capital Resources

As at June 30, 2011, the Company’s cash balance and total assets were $2,879 compared to $33,034 as at December 31, 2010. The decrease in total assets is attributed to the fact that the Company incurred operating expenses during the first quarter of fiscal 2011 and did not support costs with new equity or debt financing with the exception of $10,000 from a new note payable issued in June 2011.

As at June 30, 2011, the Company had total liabilities of $223,870 compared with total liabilities of $182,132 as at December 31, 2010. The increase in total liabilities is attributed to increases in accounts payable and accrued liabilities of $21,738 due to timing differences between the payment terms of various operating expenditures, $10,000 in amounts due to related parties for unpaid management fees, and $10,000 increase in note payable regarding the new note payable issued in June 2011.

As at June 30, 2011, the Company has a working capital deficit of $220,991compared with $149,098 at December 31, 2010 and the increase in the working capital deficit is attributed to the use of existing cash to settle obligations.

Cashflow from Operating Activities

During the six months ended June 30, 2011, the Company used $40,155 of cash for operating activities compared to the use of $25,268 of cash for operating activities during the six months ended June 30, 2010.  The increase in the use of cash for operating activities was attributed to the fact that the Company paid for outstanding and current obligations with existing cash raised from debt financing.

Cashflow from Financing Activities

During the six months ended June 30, 2011, the Company received $10,000 of proceeds from financing activities compared to $34,600 during the six months ended June 30, 2010. The decrease in proceeds from financing activities was due to the fact that the Company only raised $10,000 from the issuance of a note payable in June 2011, compared with $34,600 of notes payable raised in June 2010.

Quarterly Developments

On May 13, 2011, the Company entered into that certain Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, AmeriSure Pharmaceuticals LLC, a Delaware limited liability company, (“AmeriSure”), Mackie Barch, the Managing Member of AmeriSure, who presently owns 100% of the membership interests in AmeriSure (the “Membership Interests”), and the Majority Shareholder of the Company (the “Majority Shareholder”). Pursuant to the terms and conditions of the Share Exchange Agreement, AmeriSure shall exchange 100% of the Membership Interests for eight million five hundred thousand (8,500,000) newly issued shares of the Company’s common stock par value $0.001 per share, and a one-time transfer of twenty million (20,000,000) shares from the Majority Shareholder, resulting in the acquisition of AmeriSure by the Company. Additionally, pursuant to the Share Exchange Agreement, the Majority Shareholder shall cancel sixteen million (16,000,000) shares of the Company’s common stock that he currently owns.

On June 6, 2011, the Company filed Amended and Restated Articles of Incorporation (the “Amendment”) with the Nevada Secretary of State. As a result of the Amendment, the Company has, among other things: (i) changed its name from “GMV Wireless, Inc.” to “HDS International Corp.”; and (ii) increased the aggregate number of authorized shares to 600,000,000 shares, consisting of 550,000,000 shares of Common Stock, par value $0.001 per share and 50,000,000 shares of preferred stock, par value $0.001 per share, of which 25,000,000 shall be designated as Series A Preferred Stock.

Subsequent Developments

On July 7, 2011, the Company terminated that certain Share Exchange Agreement entered into on May 13, 2011, by and among the Company, AmeriSure and Mackie Barch, the Managing Member of AmeriSure (collectively the “Parties”).  The Parties have decided it is in their best interests not to move forward with the Share Exchange Agreement and have thus decided to mutually terminate the Share Exchange Agreement.

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

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 29, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

On June 6, 2011, Board of Directors of the Company authorized a forward split (the “Forward Split”) of its issued and outstanding common shares, whereby every one (1) old share of common stock will be exchanged for twelve (12) new shares of the Company's common stock. As a result, once the Forward Split is declared effective by the Financial Industry Regulatory Authority, the issued and outstanding shares of common stock will increase from 44,850,000 prior to the Forward Split to 538,200,000 following the Forward Split.  The Forward Split shares are payable upon surrender of certificates to the Company's transfer agent.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on March 24, 2009 as part of our Registration Statement on Form S-1.
3.1a	Amended and Restated Articles of Incorporation	Filed with the SEC on June 14, 2011 as part of our Registration Statement on Form 8-K.
3.02	Bylaws	Filed with the SEC on March 24, 2009 as part of our Registration Statement on Form S-1.
10.01	Management Agreement between the Company and Mr. Mark Simon dated March 23, 2010.	Filed with the SEC on April 7, 2010 as part of our Annual Report on Form 10-K.
10.02	Promissory Note issued to Newton Management Ltd. dated September 28, 2010.	Filed with the SEC on October 8, 2010 as part of our Current Report on Form 8-K.
10.03	Investors Relations Services Agreement with Blue Chip IR dated October 1, 2010	Filed with the SEC on November 15, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Amended Management Agreement between the Company and Mr. Mark Simon dated October 1, 2010	Filed with the SEC on November 10, 2010 as part of our Current Report on Form 8-K.
10.05	Share Exchange Agreement with AmeriSure Pharmaceuticals LLC dated May 13, 2011	Filed with the SEC on May 16, 2011 as part of our Current Report on Form 8-K.
10.06	Promissory Note to Amerisure Pharmaceuticals, LLC dated June 20, 2011	Filed with the SEC on June 29, 2011 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on March 29, 2011 as part of our Annual Report on Form 10-K.
16.01	Letter from Former Accountant Li & Company, PC, dated March 22, 2010	Filed with the SEC on March 22, 2010 as part of our Current Report on Form 8-K/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	File herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

* Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HDS INTERNATIONAL CORP.

Dated: August 12, 2011	By: /s/ Mark Simon
By: Mark Simon
Its: Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 12, 2011	/s/ Mark Simon
By: Mark Simon Its: Director