Form 10-Q/A
period 2011-09-12
HDS INTERNATIONAL CORP.
filed 2011-09-13
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53949

HDS INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)

345 S. End Avenue #7P
New York, NY 10280
(Address of principal executive offices)

(212) 786-1290
(Registrant’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [X]     NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 11, 2011, there were 538,200,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.  No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of this 10-Q.

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                  CONTROLS AND PROCEDURES.

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

ITEM 4.                  [REMOVED AND RESERVED].

ITEM 5.                  OTHER INFORMATION.

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

ITEM 6.                   EXHIBITS.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of September, 2011.

HDS INTERNATIONAL CORP.

BY:	TASSOS RECACHINAS
Tassos Recachinas
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and Director