Form 10-Q
period 2011-09-30
HDS INTERNATIONAL CORP.
filed 2011-11-21
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53949

HDS INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)

10 Dorrance Street, Suite 700
Providence, RI   02903
(Address of principal executive offices)

(401) 400-0028
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 18, 2011, there were 347,380,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

HDS INTERNATIONAL CORP.*

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.	3

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.	13

ITEM 4.	Controls and Procedures.	13

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors.	14

ITEM 6.	Exhibits.	14

PART I - FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)
(unaudited)

	September 30, 2011 $	December 31, 2010 $
ASSETS

Current Assets
Cash	481,005	33,034
Prepaid expenses and deposits	9,542	–

Total Current Assets	490,547	33,034
Intangible assets	82,538	–

Total Assets	573,085	33,034

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	9,362	30,567
Accounts payable and accrued liabilities – related	4,007	–
Due to related parties	325,000	11,965
Notes payable	–	139,600

Total Current Liabilities	338,369	182,132

Long-term note payable, net of beneficial conversion	484,542	–

Total Liabilities	822,911	182,132

Stockholders’ Deficit
Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil and nil preferred shares, respectively	–	–
Class A Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 7,500,000 and nil preferred shares, respectively	7,500	–
Common Stock Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 347,380,000 and 538,200,000 common shares	347,380	538,200
Additional paid-in capital	(561,143)	(518,801)
Deficit accumulated during the development stage	(43,563)	(168,497)

Total Stockholders’ Deficit	(249,826)	(149,098)

Total Liabilities and Stockholders’ Deficit	573,085	33,034

(The accompanying notes are an integral part of these financial statements)

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended September 30, 2011 $	For the Three Months Ended September 30, 2010 $	For the Nine Months Ended September 30, 2011 $	For the Nine Months Ended September 30, 2010 $	Accumulated from November 3, 2008 (date of inception) to September 30, 2011 $

Revenue	–	–	–	–	–

Operating Expenses

Consulting fees	–	–	20,000	–	80,000
General and administrative	19,049	157	21,286	588	22,839
Management fees	5,000	7,500	20,000	17,500	43,727
Professional fees	9,556	9,000	35,556	40,000	99,106
Transfer agent fees	890	347	2,508	6,134	16,977

Loss Before Other Income (Expense)	(34,495)	(17,004)	(99,350)	(64,222)	(262,649)

Other Income (Expense)

Accretion expense	(1,342)	–	(1,342)	–	(1,342)
Gain on settlement of debt	240,268	–	240,268	–	240,268
Interest expense	(7,604)	(821)	(14,642)	(1,491)	(19,840)

	231,322	(821)	224,284	(1,491)	219,086

Net Income (Loss) for the Period	196,827	(17,825)	124,934	(65,713)	(43,563)

Net Income (Loss) Per Share, Basic and Diluted	–	(0.01)	–	(0.05)

Weighted Average Shares Outstanding	442,790,000	1,455,000	505,348,205	1,439,780

(The accompanying notes are an integral part of these financial statements)

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	For the Nine Months Ended September 30, 2011 $	For the Nine Months Ended September 30, 2010 $	Accumulated from November 3, 2008 (date of inception) to September 30, 2011 $
Operating Activities

Net income (loss) for the period	124,934	(65,713)	(43,563)

Adjustment to reconcile net income (loss) to cash used in operating activities:
Accretion expense	1,342	–	1,342
Gain on settlement of debt	(240,268)	–	(240,268)
Stock-based compensation	–	–	2,227
Shares issued for management fees	–	4,500	5,500
Shares issuable for settlement of services	–	6,000	1,500

Changes in operating assets and liabilities:
Prepaid expense and deposits	(9,542)	–	(9,542)
Accounts payable and accrued liabilities	6,347	21,588	36,914
Accounts payable and accrued liabilities – related	4,007		4,007
Due to related parties	–	–	11,965

Net Cash Used in Operating Activities	(113,180)	(33,625)	(229,918)

Financing activities
Proceeds from loan payable	710,600	139,600	850,200
Repayments of loan payable	(149,449)	–	(149,449)
Proceeds from related parties	–	–	2,649
Proceeds from the issuance of common stock	–	–	7,523

Net Cash Provided by Financing Activities	561,151	139,600	710,923

Increase (decrease) in Cash	447,971	105,975	481,005

Cash, Beginning of Period	33,034	11	–

Cash, End of Period	481,005	105,986	481,005

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Forgiveness of related party debt	–	2,649	2,649
Issuance of common shares for acquisition of assets	250,000	–	250,000
Issuance of preferred shares for acquisition of assets	7,500	–	7,500
Issuance of note payable for acquisition of assets	325,000	–	325,000

(The accompanying notes are an integral part of these financial statements)

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

1.      Nature of Operations and Continuance of Business

HDS International Corp. (formerly GMV Wireless, Inc.) (the “Company”) was incorporated on November 3, 2008 under the laws of the State of Nevada.  A substantial portion of the Company’s activities are involved in establishing contacts and visibility in the marketplace and the Company has not generated any revenue to date.

The Company plans to engage in the business of providing renewable energy and eco-sustainability solutions.  Specifically, the Company plans to provide carbon dioxide capture and sequestration solutions, as well as industrial algae biomass production solutions for renewable energy and bioproduct applications.

On August 15, 2011, the Company entered into an Asset Acquisition Agreement (the “Agreement”) with Hillwinds Ocean Energy, LLC (“HOEL”).  Under the terms and conditions of the Agreement, the Company acquired all assets related to that certain license related to renewable energy and eco-sustainability technologies owned and controlled by HOEL by issuing: (a) 7,500,000 shares of Class A Preferred Stock, $0.001 par value per share, of the Company; (b) 250,000,000 of the Company’s common stock, $0.001 par value per share, and (c) a twelve month, 10% promissory note in the sum of $325,000, per the terms and conditions of the Agreement.  The assets acquired had a historical cost of $82,538.

Additionally, pursuant to the Acquisition Agreement, Mr. Mark Simon (“Mr. Simon”) cancelled 440,820,000 shares, representing all of the Company’s common stock currently held and owned by him. As part of the Acquisition Agreement, Mr. Simon has resigned as a Director and from all executive officer positions of the Company and Mr. Tassos D. Recachinas (“Mr. Recachinas”) was appointed as the President and Director of the Company.  Upon consummation of the Acquisition Agreement, HOEL became the majority owner of shares of the Company’s common stock, and additionally, HOEL became the owner of 100% of the Company’s issued and outstanding preferred stock.

The Company no longer plans to engage in the business of providing wireless Internet services, as it had previously.

The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, and has not yet generated significant revenues from their intended business activities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of September 30, 2011, the Company had an accumulated deficit of $43,563. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.      Summary of Significant Accounting Policies

a)      Basis of Presentation
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

HDS International Corp.
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

c)      Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2011 and December 31, 2010, the Company had no cash equivalents.

d)      Interim Financial Statements
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

e)      Basic and Diluted Net Loss Per Share
The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at September 30, 2011, the Company had 150,000,000 potentially dilutive shares from the convertibility of the Class A preferred shares at a rate of 20 common shares for each Class A preferred share.

f)      Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2011 and December 31, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.      Summary of Significant Accounting Policies (continued)

g)      Intangible Assets
Intangible assets are comprised of licenses and are recorded at cost and depreciated using the straight-line method over the estimated useful lives of five years.

We have adopted ASC 350 for the assessment of impairment of goodwill and indefinite life intangibles on an annual basis. The potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable.  Factors we consider important which could trigger an impairment review include the following:
•	significant underperformance relative to historical or expected projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	significant negative industry or economic trends;
•	significant decline in our stock price for a sustained period of time; and
•	our market capitalization relative to net book value.

When we determine that the carrying value of goodwill and indefinite life intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a  discount rate determined by our management to be commensurate with the risk inherent in our current business model.

h)      Financial Instruments
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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

i)      Recent Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

3.      Intangible Assets

	Cost $	Accumulated Depreciation $	September 30, 2011 Net Carrying Value $	December 31, 2010 Net Carrying Value $

License	82,538	–	82,538	–

	82,538	–	82,538	–

On August 15, 2011, the Company acquired a certain license agreement and related assets (the “License”) in exchange for the issuance of a $325,000 note payable, which is unsecured, bearing interest at 10% per annum, and due on August 16, 2012, and the issuance of 250,000,000 common shares of the Company, and 7,500,000 Class A preferred shares of the Company.  The assets were valued at a historical cost of $82,538.  The amortization related to the License was immaterial for financial statement purposes for the period ending September 30, 2011.

4.      Related Party Transactions

a)
As of August 12, 2011, the former President of the Company was owed $24,965 (2010 - $11,965) for management fees.  The amount owing was unsecured, non-interest bearing and due on demand.  On August 12, 2011, the Company repaid $10,000 and the former President of the Company forgave the outstanding amount owing of $14,965, which was recorded as a gain on settlement of debt.

b)
As at September 30, 2011, the Company owes $329,007, including accrued interest, (2010 - $nil) to HOEL, a company controlled by officers and directors of the Company.  The amounts owing are unsecured, with a principal balance of $325,000 bearing interest of 10% per annum, and due by August 16, 2012.  As of September 30, 2011, the Company has recorded accrued interest of $4,007.

c)
On August 16, 2011, Mr. Tassos D. Recachinas (“Mr. Recachinas was appointed as the President and Director of the Company.  Mr. Recachinas is an officer, director and indirectly the controlling shareholder of Hillwinds Ocean Energy, LLC (“HOEL”), a privately-held carbon capture, carbon sequestration and algae-for-biofuels technology company.  Following the execution of the Acquisition Agreement, HOEL became the beneficial owner of a majority of the common stock of the Company, and the owner of all of the preferred stock of the Company, making Mr. Recachinas a controlling shareholder of the Company. HOEL became the majority owner of shares of the Company’s common stock and the owner of 100% of the Company’s issued and outstanding preferred stock.

d)
On August 16, 2011, the Company executed an unsecured promissory note (the "Note") to HOEL. Under the terms of the Note, the Company promises to pay to the order of HOEL, the principal amount of three hundred twenty five thousand dollars ($325,000), with simple interest accruing at an annual rate of ten percent (10%) thereon.  The Note is due on or before August 16, 2012. The Note also contains customary events of default.

5.      Notes Payable

a)
In April 2010, Company issued a demand note to a non-related party for $34,600. Under the terms of the note, the amount owing was unsecured, due at 10% per annum, and due on demand.  On August 11, 2011, the Company repaid $39,187, comprised of principal payments of $34,600 and accrued interest of $4,587, retiring the note.

b)
On September 28, 2010, the Company issued a demand note to a non-related party for $105,000. Under the terms of the note, the amount owing was unsecured, due interest of 10% per annum, and due on or before September 28, 2011.  On August 11, 2011, the Company repaid $114,177 comprised of principal payments of $105,000 and accrued interest of $9,177, retiring the note.

c)
On June 20, 2011, the Company issued a demand note to a non-related party for $10,000 (2010 - $nil).  Under the terms of the note, the amount owing was unsecured, due interest at 10% per annum, and due on demand.  On July 27, 2011, the Company repaid $10,000.  As of August 11, 2011, accrued interest of $151 was recorded in accrued liabilities.  On August 11, 2011, the non-related party forgave the accrued interest of $151, which was recorded as a gain on settlement of debt, and the note was retired.

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

5.      Notes Payable (continued)

d)
In August 2011, the Company issued a note payable for proceeds of $200,600.  Under the terms of the notes, the amounts owing were unsecured, due interest of 10% per annum, and due on demand.  On August 12, 2011, the Company recorded accrued interest of $151, and the note was forgiven resulting in a gain on settlement of debt of $200,751.

e)
In August 2011, the Company issued a draw down convertible promissory note to a non-related party for $500,000, comprised of three payments of $100,000 on August 19, 2011, $150,000 on August 26, 2011, and $250,000 on September 6, 2011.  Under the terms of the note, the amount owing is unsecured, due interest of 3% per annum, and due on or before February 19, 2013.  As at September 30, 2011, accrued interest of $1,767 has been recorded in accrued liabilities.

The draw down convertible promissory note also grants the Company the right to convert this debt into common shares of the Company at any time at a conversion price of $0.25 per share.  For the first payment of $100,000 on August 19, 2011, the Company recorded beneficial conversion of $16,800 relating to the number of convertible shares (400,000 shares) and the excess of the fair value of the share price and the conversion price.  No beneficial conversion was recorded for the $150,000 and $250,000 payments, as the fair value of the Company’s share prices was less than the conversion price.  As at September 30, 2011, the Company recorded accretion expense of $1,342 with a corresponding credit to the long-term note payable.

6.      Common Stock

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

b)
On June 6, 2011, the Company and its Board of Directors approved the increase of the number of authorized common shares to 550,000,000 common shares and 50,000,000 preferred shares (of which 25,000,000 were designated as Series A Preferred Stock) as well as a twelve-to-one (12:1) forward stock split of all issued and outstanding common shares.  The effect of the forward stock split increased the number of issued and outstanding common shares from 44,850,000 shares to 538,200,000 shares, and the forward stock split has been applied on a retroactive basis since the Company’s inception date.

c)
On August 15, 2011, the Company and its Board of Directors approved the increase of the number of authorized common shares to 2,000,000,000.  The number of issued and outstanding common shares was unchanged and remained at 438,200,000 shares.

d)	On August 15, 2011, the former Chief Executive Officer and Director of the Company returned 440,820,000 common shares to treasury, and the shares were effectively cancelled.
e)	On August 15, 2011, the Company issued 250,000,000 common shares of the Company and 7,500,000 Class A preferred shares of the Company as part of the acquisition of the license, as disclosed in Note 3.

7.      Subsequent Events

As at the date of the filing of these financial statements, there were no materially reportable events subsequent to September 30, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31,
	2011	2010
	$	$
Current Assets	490,547	33,034
Current Liabilities	338,369	182,132
Working Capital (Deficit)	152,178	(149,098)

Cash Flows

	Nine months ended	Nine months ended
	September 30,	September 30,
	2011	2010
	$	$
Cash Flows from (used in) Operating Activities	(113,180)	(33,625)
Cash Flows from (used in) Financing Activities	561,151	139,600
Net Increase (decrease) in Cash During Period	447,971	105,975

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2011 were $34,495 compared with $17,004 for the three months ended September 30, 2010. The increase in operating expenses was attributed to an increase in general and administrative expense of $18,892 for day-to-day operating costs offset by decrease in management fees of $2,500 as there was a change in management during the period.  For the nine months ended September 30, 2011, the Company incurred operating expenses of $99,350 compared with $64,222 for the nine months ended September 30, 2010.  The increase of $35,128 is attributed to $20,000 of consulting fees, an increase in general and administrative fees of $20,698 for increased day-to-day activity in fiscal 2011, and offset by a decrease in professional fees of $4,444 for lower legal expenses as the Company incurred more legal costs in prior year.

During the nine months ended September 30, 2011, the Company recorded a net income of $124,934 compared with a net loss of $65,713 for the nine months ended September 30, 2010.  In addition to the above, the Company incurred an increase of $13,151 of interest expense relating to debt balances, accretion expense of $1,342 for the fair value of the beneficial conversion feature on the convertible note issued in August 2011, and a gain on settlement of debt of $240,268 relating to the settlement of outstanding obligations and forgiveness of debt during the current quarter.

Liquidity and Capital Resources

As at September 30, 2011, the Company’s cash balance was $481,005 and total assets were $573,085 compared to cash balance and total assets of $33,034 as at December 31, 2010. The increase in the cash balance was attributed to proceeds received of $500,000 which are unsecured, due interest at 3% per annum, and due on demand and was offset by use of cash during the period for day-to-day activities.  The increase in total assets was attributed to the net proceeds remaining from the debt financing in addition to $9,542 of prepaid expenses and deposits, and acquisition of assets and licenses of $82,538.

As at September 30, 2011, the Company had total liabilities of $822,911 compared with total liabilities of $182,132 as at December 31, 2010. The increase in total liabilities is attributed to financing of new debt of $500,000 less discount on beneficial conversion of $15,458 for the fair value of the convertibility feature.  In addition, the Company issued a $325,000 note payable as part of the acquisition of the assets, and was offset by decreases in accounts payable and accrued liabilities of $17,198 and notes payable of $139,600 which were either settled or forgiven during the period.

As at September 30, 2011, the Company has a working capital of $152,178 compared with a working capital deficit $149,098 at December 31, 2010 and the increase in the working capital is attributed to the proceeds received from new long-term debt financing.

Cashflow from Operating Activities

During the nine months ended September 30, 2011, the Company used $113,180 of cash for operating activities compared to the use of $33,625 of cash for operating activities during the nine months ended September 30, 2010.  The increase in the use of cash for operating activities was attributed to the fact that the Company paid for outstanding and current obligations with existing cash raised from debt financing.

Cashflow from Financing Activities

During the nine months ended September 30, 2011, the Company received $561,151 of proceeds from financing activities compared to $139,600 during the nine months ended September 30, 2010. The increase in proceeds from financing activities was due to receipt of $561,151 in short-term and long-term debt financing received during the period compared with only $139,600 received during the same period in the prior year.

Quarterly Developments

    None.

Subsequent Developments

None.

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

ITEM 4.                      CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 29, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.                 RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.                    EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Management Agreement between the Company and Mr. Mark Simon dated March 23, 2010.	10-K	4/07/10	10.1
10.2	Promissory Note issued to Newton Management Ltd. dated September 28, 2010.	8-K	10/08/10	10.1
10.3	Amended Management Agreement between the Company and Mr. Mark Simon dated October 1, 2010.	8-K	11/10/10	10.1
10.4	Investors Relations Services Agreement with Blue Chip IR dated October 1, 2010.	10-Q	11/15/10	10.3
10.5	Share Exchange Agreement with AmeriSure Pharmaceuticals LLC dated May 13, 2011.	8-K	5/16/11	10.1
10.6	Promissory Note to Amerisure Pharmaceuticals, LLC dated June 20, 2011.	8-K	6/29/11	10.1
10.7	Promissory Note to Serik Enterprises, Inc.	8-K	8/12/11	10.1
10.8	Settlement Agreement with Vail International Ltd.	8-K	8/12/11	10.2
10.9	Settlement Agreement with Newton Management Ltd.	8-K	8/12/11	10.3
10.10	Settlement Agreement with Mark Simon.	8-K	8/12/11	10.4
10.11	Settlement Agreement with Carrillo Huettel, LLC.	8-K	8/12/11	10.5
10.12	Asset Acquisition Agreement.	8-K	8/17/11	10.1
10.13	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.14	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.				X
10.15	Draw Down Convertible Promissory Note.				X
14.1	Code of Ethics.	10-K	3/29/11
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 21st day of November, 2011.

HDS INTERNATIONAL CORP.

BY:	TASSOS RECACHINAS
Tassos Recachinas
President

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Management Agreement between the Company and Mr. Mark Simon dated March 23, 2010.	10-K	4/07/10	10.1
10.2	Promissory Note issued to Newton Management Ltd. dated September 28, 2010.	8-K	10/08/10	10.1
10.3	Amended Management Agreement between the Company and Mr. Mark Simon dated October 1, 2010.	8-K	11/10/10	10.1
10.4	Investors Relations Services Agreement with Blue Chip IR dated October 1, 2010.	10-Q	11/15/10	10.3
10.5	Share Exchange Agreement with AmeriSure Pharmaceuticals LLC dated May 13, 2011.	8-K	5/16/11	10.1
10.6	Promissory Note to Amerisure Pharmaceuticals, LLC dated June 20, 2011.	8-K	6/29/11	10.1
10.7	Promissory Note to Serik Enterprises, Inc.	8-K	8/12/11	10.1
10.8	Settlement Agreement with Vail International Ltd.	8-K	8/12/11	10.2
10.9	Settlement Agreement with Newton Management Ltd.	8-K	8/12/11	10.3
10.10	Settlement Agreement with Mark Simon.	8-K	8/12/11	10.4
10.11	Settlement Agreement with Carrillo Huettel, LLC.	8-K	8/12/11	10.5
10.12	Asset Acquisition Agreement.	8-K	8/17/11	10.1
10.13	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.14	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.				X
10.15	Draw Down Convertible Promissory Note.				X
14.1	Code of Ethics.	10-K	3/29/11
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X