Form 10-Q/A
period 2011-09-30
HDS INTERNATIONAL CORP.
filed 2011-12-01
CIK 1454742

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

HDS INTERNATIONAL CORP.

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

We have adopted ASC 350 for the assessment of impairment of goodwill and indefinite life intangibles on an annual basis. The potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable.  Factors we consider important which could trigger an impairment review include the following:
·	significant underperformance relative to historical or expected projected future operating results;
·	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
·	significant negative industry or economic trends;
·	significant decline in our stock price for a sustained period of time; and
·	our market capitalization relative to net book value.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities on this 30th day of November, 2011.

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