Form 10-K
period 2011-12-31
HDS INTERNATIONAL CORP.
filed 2012-04-16
CIK 1454742

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Commission File Number:   000-53949

HDS INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation)

10 Dorrance Street, Suite 700
Providence, RI   02903
(Address of principal executive offices and Zip Code)

(401) 400-0028
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	COMMON STOCK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [X]   NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2011: $27,050.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
347,380,000 as of April 12, 2012.

PART I

ITEM 1.                      BUSINESS.

General

HDS International, Inc. (the “Company”, “we”, or “us”) is a green technology company providing renewable energy and eco-sustainability solutions.  We have not generated any revenues to date and have a history of operating losses.

The Company was incorporated on November 3, 2008 under the laws of the State of Nevada.  On August 16, 2011, we executed an Asset Acquisition Agreement (the “Agreement”) with Hillwinds Ocean Energy, LLC (“HOEL”), to acquire a certain license (the “License”) owned and controlled by HOEL relating to certain renewable energy and eco-sustainability technologies, as well as all assets owned by HOEL relating to the License, by issuing: (a) 7,500,000 shares of Class A Preferred Stock, $0.001 par value per share; (b) 250,000,000 shares of common stock, $0.001 par value per share, and (c) a twelve month, 10% promissory note in the sum of $325,000, per the terms and conditions of the Agreement.  The assets acquired from HOEL had an historical cost of $82,538.

Upon closing of the Agreement, HOEL became the majority owner of all of our outstanding shares of common stock, the owner of all of our issued and outstanding preferred stock, and exercises effective control over the Company.

Pursuant to the Agreement, Mr. Mark Simon (“Mr. Simon”), our former president, returned for cancellation 440,820,000 shares of common stock, which were cancelled by us.  Simultaneously therewith, Mr. Simon resigned from his positions as an officer and director of the Company, and Mr. Tassos Recachinas (“Mr. Recachinas”), who is also President of HOEL, was appointed as our president to our board of directors, becoming our sole officer and director.

Our technology and intellectual property portfolio consists of gas exchange technologies that can be utilized primarily for the capture and sequestration of carbon dioxide (CO2), and biomass production technologies that can be utilized for the growth of algae (or other vegetation).  We believe our technologies can be utilized to produce renewable energy while reducing emissions and pollution into the atmosphere.

The primary technology and intellectual property that the Company has the rights to was acquired under our License.  Prior to the Agreement, the Company planned to engage in the business of providing wireless internet services, primarily to the hospitality industry.  The Company is no longer pursuing these plans.

License

Pursuant to the terms of the License, we have exclusive rights to develop, make, use, market and sell licensed products and to practice licensed processes within the licensed territory during the term of the License.  The licensed territory under the License consists of Back Bay, New Brunswick, Canada, and any geographical area within 50 miles from the center of Back Bay, with the boundary on the west being the border with the State of Maine in the United States.   We believe our licensed territory offers attractive geological conditions.

Technology

Our licensed technologies and intellectual property relate to gas exchange applications for the capture and sequestration of CO2, the production of biomass, and the production of renewable energy, among other bioproducts.

We believe that our carbon capture technologies can, among other things, be utilized to capture CO2 directly from flue gas streams.  Conjointly, our carbon sequestration technologies could be utilized to sequester CO2 in a natural way, biologically through photosynthetic organisms, such as algae.  We believe our biomass production technologies can be utilized for the controlled, high-rate production of algae, which in turn can be utilized for the production of renewable and sustainable energy, including biodiesel and electricity, as well as other bioproducts.

Carbon Capture and Sequestration

We believe that a significant environmental benefit of algae biomass production is the potentially meaningfully contribution to the reduction of CO2 emissions through large-scale carbon dioxide biosequestration.

CO2 capture and sequestration refers to the process of capturing and storing CO2 to mitigate pollution emissions, which is believed to be contributing to long-term climate change.  CO2 may be captured using a variety of techniques, and once captured, the CO2 can be permanently stored, or sequestered, to avoid future release into the atmosphere.

Primary pathways to carbon sequestration include existing geological, biological and chemical methods.  Geological sequestration may be accomplished by storing CO2 in geological formations, including underground reservoirs.  This method faces significant limitations and potential liabilities as storage capacity is limited and the non-trivial scenario of an accidental high pressure leak or rock penetration could be catastrophic.

Chemical sequestration is also problematic as it is expensive and the energy requirement to complete this process is enormous.  Biological sequestration methods, which include the use of forests, plankton and other photosynthetic organisms to sequester CO2, have also for the most part been inefficient to date.

Biosequestration systems, however, offer the unique potential to overcome many of the independent hurdles faced by other sequestration methodologies and have emerged as a significant commercial opportunity.

Algae Production

Algae are aquatic plants that reproduce rapidly during photosynthesis, requiring a significant input of carbon dioxide for growth, as well as light energy, water, and nutrients, and releasing oxygen in the process.  Algae production can be used to sequester carbon dioxide on a large scale, reducing pollution and generating carbon credits where applicable.

Once cultivated, algae biomass can be utilized to produce energy and other bioproducts.

Algae contain vegetable oil, with the percentage of biomass dry weight, concentration, and quality depending on species.  This oil can be extracted from algae using a variety of techniques and used as a feedstock in the production of biodiesel, gasoline, jet fuel, plastics and solvents, among other things.  We believe that any CO2 released in the production of biofuels could be captured utilizing our capture technologies, for utilization in the production of new algae.

Residual algal biomass, following any extraction of vegetable oil, consists of protein and carbohydrates that can be utilized in the production of certain bioproducts, including as a certain fish, animal and/or poultry feed ingredient, fertilizer, and material for ethanol or methanol production, among other things.

Dry algae biomass, regardless of oil content, can also be used to produce electricity, through incineration or anaerobic digestion.  Anaerobic digestion refers to the process by which organic waste is converted or digested into methane gas, which is then utilized to power turbines, thereby generating electricity.

Algae biomass could be utilized as a supplemental biodegradable waste to such a facility.  We believe that any CO2 released in the burning of methane or production of electricity could be captured utilizing our capture technologies, for utilization in the production of new algae.

Algae energy systems provide the ability to produce renewable fuels while recycling carbon in a manner that is efficient, affordable and environmentally stable, addressing and overcoming significant challenges facing the United States and other industrialized countries.

To date, most existing commercial algae biomass production systems are centered on mechanized bioreactors or pond-based systems, and in addition to being costly and, in our view, inefficient, have faced the following three primary limitations:

1.
The efficient large-scale delivery of CO2. CO2 has limited physical solubility in water.  This can be observed in carbonated beverages, where CO2 bubbles to the surface of the soft drink and escapes into the atmosphere.

Existing bioreactor and pond technologies may attempt to increase the supply of CO2 available for algae consumption by boosting CO2 pressures in water.  This is accomplished by pumping or bubbling CO2 through the nutritional media.  This method typically results in low biosequestration efficiency, as the majority of gas pumped through the water cannot be absorbed fast enough by the algae and is released into the atmosphere.

Another CO2 delivery approach is to pressurize CO2 essentially attempting to force-feed CO2 to algae in an unnatural way through increase partial pressure. This method typically results in low biosequestration efficiency, as it creates condition where algae are unable to naturally ingest and utilize much of the CO2 for its growth.

2.	The availability of light energy. Algae require a reliable source of light energy, or photons, for growth. In door bioreactors and synthetic lighting systems are capital-intensive and costly.

3.
The deleterious presence of oxygen in the algae growth cycle.  The presence of oxygen negatively affects algae growth, as oxygen is deleterious to algae growth. To stimulate optimal growth conditions, oxygen released by algae during photosynthesis must be displaced from the algae growth site. Certain existing mechanical displacement systems are capital-intensive and costly.

Many of the limitations above can be addressed by open water algae production systems, which represent the most promising solution for scalable energy feedstock production while recycling carbon in a manner that is efficient, affordable and environmentally stable.  In an open-water environment, nature can recycle water and nutrients required for algae growth through natural tidal exchange, while the sun provides light free of charge, keeping algae production costs low.

That said, competing algae production technologies have not been focused around open water production, a primary reason being the challenges associated with supplying CO2 to open-water platform algae efficiently and in a large scale.

We believe our technologies can enable industrial scale open water algae production, which we believe is a competitive advantage.

We believe our technologies can lower the cost of biomass production, boost the growth rate of biomass, and increase the efficiency of production.

We believe our technologies can be integrated with existing carbon emitters, energy producers, water treatment plants, anaerobic digestion facilities, manufacturers, and transportation companies, among others, depending on a variety of factors.

We have not established any commercial facilities to date.

We are currently in discussions with a variety of parties that have expressed interest in the implementation of our technologies on a commercial scale.

Benefits of Algae Fuels vs. Other Feedstock Sources

The need for the development of reliable, sustainable, environmentally-friendly alternatives to petroleum fuels is significant and immediate.  Global demand for petroleum has been growing at a rate that exceeds improvements in production, and as a finite natural resource, the available supply of petroleum is depleted each day.  Petroleum products are also harmful to the environment and introduce carbon dioxide (CO2) and other pollutants into the atmosphere when burned.

While numerous alternative energy solutions are being developed—including wind and solar, as well as other crop-based fuels (such as biofuel from corn or soybeans)—most face structural limitations and we believe none offer the scalability potential and promise for true energy independence as algae-based biofuels.

Algae is Renewable, Sustainable and Multiplies Rapidly

Algae reproduce by cellular division, can multiply rapidly and under the right conditions can double several times per day.  These rapid growth rates enable production of feedstock on a scale impossible from other feedstock sources.

Algae Oil Does Not Require Arable Land or Compete with the Food Supply

Algae production does not compete with arable land, leaving farmland and rainforests free from adverse impact.   The ethanol boom has diverted arable land and food supplies toward energy alternatives, which may have contributed to a rise in corn, soybean and consumer prices as well as unfavorable volatility in the commodity markets and food supplies globally.  As algae are not presently a major human food source, producing it for biofuels does not take away from the food supply.

Algae can be Produced Close to End User

We believe that algae can be produced near heavily populated coastal areas, as opposed to the central United States, such as is the case with certain crop-based feedstock sources.  The result is lower transportation costs for delivery to the end user.  Coupled with algae’s general scalability, we believe algae-based oils can ultimately maintain a price advantage over food-based oils presently used in biodiesel production.

Algae Absorb CO2 While Simultaneously Releasing Oxygen during Growth

Algae grow through photosynthesis by absorbing CO2 as a nutrient and producing oxygen in exchange.  Because algae absorbs CO2 rather than releases it during the production process, algae production is environmentally friendly, can meaningfully reduce carbon emissions and, where applicable, potentially generate carbon credits which may in the future serve as a source of revenue.

Algae Oil is Clean and Energy Efficient to Produce

Petroleum is a heavy pollutant that contains sulfur and other toxins.  Petroleum drilling operations themselves can also be highly noxious, as refineries produce heavy pollutants and crude spills can become environmental catastrophes.  By contrast, algae oil generates minimal greenhouse gases compared to conventional carbon fuels.  Our algae production process itself is also believed to be environmentally friendly.

Algae Oil is Compatible with Existing Refineries and Distribution System

Unlike other alternatives to petroleum, which may bypass the existing refining infrastructure, algae oil technology is believed to enable the production of fuels fully compatible with existing infrastructure.   The petroleum industry has demonstrated support for the refining of biofuels, and we believe algae oil can be used as a feedstock and petroleum substitute in the production of biodiesel, jet fuel and gasoline, among other fuels.

Algae is Flexible on Water Quality

Many species of algae thrive in seawater, water from saline aquifers or even wastewater from treatment plants.  Because certain algae do not require fresh water to thrive, they do not compete for limited supplies of fresh water.

Algae Biomass Has Other Uses

The residual biomass following oil extraction, which consists of a protein and carbohydrates, can be used as a fish, animal and poultry feed ingredient, fertilizer, material for ethanol or methanol production, cosmetics, pharmaceuticals and dyes, among other “green” products.

Dry residual biomass (with or without oil content) can also be utilized for the production of electric energy, through incineration or anaerobic digestion, or both.

We believe there can be no waste from a biomass harvest, with different components of the total harvest utilized for various purposes, including the production of specific bioproducts.

Algae Stimulates Economic Development

As developed and developing nations continue to look for ways to spur economic development, algae-based industries and innovation can provide substantial, tangible benefits to an economy, including the creation of jobs, improvement in security and reduction in dependence on imported oil, a potential increase in local tax revenues, and other benefits.

Insurance Policies

We maintain insurance policies covering our officers and directors from liability. We do not maintain any other insurance.  There can be no assurance that our insurance is sufficient, or that the policy coverage limits are adequate or sufficient in the event of an accident, negligence or an act of God.

Employees

We are a development stage company and currently have no full time employees, as defined by having any written employment agreement in place.  We are managed by our President, who is also our controlling shareholder, sole officer and sole director.  We intend to hire additional employees on an as needed basis.

Offices

Our executive offices are located at 10 Dorrance Street, Suite 700, Providence, Rhode Island 02093.  Our primary telephone number is 401-400-0028.  We lease the foregoing offices from Regus Management Group, pursuant to a virtual office lease agreement dated August 12, 2012.  Our monthly rent is $99, for which we receive access to certain workspace solutions and services.

ITEM 1A.                   RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

                We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	PROPERTIES.

The only real or personal property we own are the intellectual property licenses and related assets we’ve acquired relating to carbon capture, carbon sequestration and industrial algae-for-biofuels technologies (Note 3).

ITEM 3.                      LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock commenced trading on the over-the-counter Bulletin Board on October 7, 2009.  It currently trades under the symbol “HDSI”.  Following is a table of the high bid price and the low bid price for each quarter during the last two years.

2011	High Bid	Low Bid
First Quarter, Ending March 31	$0.00	$0.00
Second Quarter, Ending June 30	$0.00	$0.00
Third Quarter, Ending September 30	$0.349	$0.090
Fourth Quarter, Ending December 31	$0.168	$0.029

2010	High Bid	Low bid
First Quarter, Ending March 31	$0.00	$0.00
Second Quarter, Ending June 30	$0.00	$0.00
Third Quarter, Ending September 30	$0.00	$0.00
Fourth Quarter, Ending December 31	$0.00	$0.00

Holders

As of December 31, 2011, there were approximately 15 shareholders of record of our common stock.

Dividends

We have never paid any cash dividends and do not anticipate the payment of cash dividends in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.                      SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

We are considered a start-up corporation.  Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2011.

RESULTS OF OPERATIONS

Working Capital

	December 31, 2011 $	December 31, 2010 $
Current Assets	327,753	33,034
Current Liabilities	318,646	182,132
Working Capital (Deficit)	9,107	(149,098)

Cash Flows

	For the year ended December 31, 2011 $	For the year ended December 31, 2010 $
Cash Flows from (used in) Operating Activities	(239,007)	(106,577)
Cash Flows from (used in) Investing Activities	(10,000)	–
Cash Flows from (used in) Financing Activities	536,151	139,600
Net Increase (decrease) in Cash During Period	287,144	33,023

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2011 were $220,559 compared with $139,896 for the year ended December 31, 2010. The increase in operating expenses was attributed to an increase in general and administrative expense of $34,642 for day-to-day operating costs and consulting expenses of $60,500 offset by decrease in professional fees of $9,944 for lower legal expenses as the Company incurred more legal costs in prior year, transfer agent fees of $3,035 and management fees of $1,500 as there was a change in management during the period.

During the year ended December 31, 2011, the Company recorded a net loss of $319,180 compared with a net loss of $145,094 for the year ended December 31, 2010.  In addition to the above, the Company incurred an increase of $21,306 of interest expense relating to debt balances, accretion expense of $4,131 for the fair value of the beneficial conversion feature on the convertible note issued in August 2011, an impairment of intangible assets of $92,538 and a gain on settlement of debt of $24,552 relating to the settlement of outstanding obligations and forgiveness of debt during the fiscal year.

Liquidity and Capital Resources

As at December 31, 2011, the Company’s cash balance was $320,178 and total assets were $327,753 compared to cash balance and total assets of $33,034 as at December 31, 2010. The increase in the cash balance was attributed to proceeds received of $500,000 which are unsecured, due interest at 3% per annum, and was offset by use of cash during the period for day-to-day activities and the repayment of $25,000 of the $325,000 loan.  The increase in total assets was attributed to the net proceeds remaining from the debt financing in addition to $7,575 of prepaid expenses and deposits.

As at December 31, 2011, the Company had total liabilities of $318,646 compared with total liabilities of $182,132 as at December 31, 2010. The increase in total liabilities is attributed to financing of new debt of $500,000 less discount on beneficial conversion of $15,458 for the fair value of the convertibility feature.  In addition, the Company issued a $325,000 note payable as part of the acquisition of the assets, and was offset by decreases in accounts payable and accrued liabilities of $17,198 and notes payable of $139,600 which were either settled or forgiven during the period.

As at December 31, 2011, the Company has a working capital of $9,107 compared with a working capital deficit $149,098 at December 31, 2010 and the increase in the working capital is attributed to the proceeds received from new long-term debt financing.

Cashflow from Operating Activities

During the year ended December 31, 2011, the Company used $239,007 of cash for operating activities compared to the use of $106,577 of cash for operating activities during the year ended December 31, 2010.  The increase in the use of cash for operating activities was attributed to the fact that the Company paid for outstanding and current obligations with existing cash raised from debt financing.

Cashflow from Investing Activities

During the year ended December 31, 2011, the Company used $10,000 of cash for investing activities compared with the use of $nil for investing activities during the year ended December 31, 2010. The increase in the use of cash for investing activities was attributed to the purchase of an intangible asset for the rights to a license. During the year ended December 31, 2011, management reviewed the asset for indications of impairment and decided to fully impair the asset.

Cashflow from Financing Activities

During the year ended December 31, 2011, the Company received $825,000 of proceeds from financing activities compared to $139,600 during the year ended December 31, 2010. The increase in proceeds from financing activities was due to receipt of $825,000 in short-term and long-term debt financing received during the period less repayments and settlements made during the period compared with only $139,600 received during the same period in the prior year.

Subsequent Developments

None

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of HDS International Corp (a Development Stage Company) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from November 3, 2008 (inception) through December 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HDS International Corp.  as of December 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas
April 16, 2012

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	December 31, 2011 $	December 31, 2010 $
ASSETS

Current Assets
Cash	320,178	33,034
Prepaid expenses and deposits	7,575	–

Total Assets	327,753	33,034

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	6,509	30,567
Accounts payable and accrued liabilities – related	12,137	–
Due to related parties	300,000	11,965
Notes payable	–	139,600

Total Current Liabilities	318,646	182,132

Convertible debenture, net of discount of $12,669	487,331	–

Total Liabilities	805,977	182,132

Stockholders’ Deficit

Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Class A Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 7,500,000 and nil preferred shares, respectively	7,500	–

Common Stock Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 347,380,000 and 538,200,000 common shares, respectively	347,380	538,200

Additional paid-in capital	(345,427)	(518,801)

Deficit accumulated during the development stage	(487,677)	(168,497)

Total Stockholders’ Deficit	(478,224)	(149,098)

Total Liabilities and Stockholders’ Deficit	327,753	33,034

(The accompanying notes are an integral part of these financial statements)

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Year ended December 31, 2011 $	Year ended December 31, 2010 $	Accumulated from November 3, 2008 (date of inception) to December 31, 2011 $

Revenue	–	–	–

Operating Expenses
Consulting fees	120,500	60,000	180,500
General and administrative	35,534	892	37,087
Management fees	20,000	21,500	43,727
Professional fees	41,056	51,000	104,606
Transfer agent fees	3,469	6,504	17,938

Loss Before Other Income (Expense)	220,559	139,896	383,858

Other Income (Expense)
Accretion expense	(4,131)	–	(4,131)
Gain on settlement of debt	24,552	–	24,552
Impairment of intangible assets	(92,538)	–	(92,538)
Interest Expense	(26,504)	(5,198)	(31,702)

	(98,621)	(5,198)	(103,819)

Net Loss for the Period	(319,180)	(145,094)	(487,677)

Net Loss Per Share, Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	466,054,356	521,965,476

(The accompanying notes are an integral part of these financial statements)

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Year ended December 31, 2011 $	Year ended December 31, 2010 $	Accumulated from November 3, 2008 (date of inception) to December 31, 2011 $
Operating Activities

Net loss	(319,180)	(145,094)	(487,677)

Adjustment to reconcile net loss to cash used in operating activities:
Accretion expense	4,131	–	4,131
Gain on settlement of debt	(24,552)	–	(24,552)
Impairment of intangible assets	92,538	–	92,538
Stock-based compensation	–	–	2,227
Shares issued for management fees	–	7,000	7,000

Changes in operating assets and liabilities:
Prepaid expense and deposits	(7,575)	–	(7,575)
Accounts payable and accrued liabilities	3,494	19,552	34,061
Accounts payable and accrued liabilities – related	12,137	–	12,137
Due to related parties	–	11,965	11,965

Net Cash Used in Operating Activities	(239,007)	(106,577)	(355,745)

Investing activities
Acquisition of intangible assets	(10,000)	–	(10,000)

Net Cash Used by Investing Activities	(10,000)	–	(10,000)

Financing activities
Proceeds from loan payable	510,000	139,600	649,600
Repayments of loan payable	(149,449)	–	(149,449)
Proceeds from related parties	–	–	2,649
Repayments to related parties	(25,000)	–	(25,000)
Capital Contribution	200,600		200,600
Proceeds from the issuance of common stock	–	–	7,523

Net Cash Provided by Financing Activities	536,151	139,600	685,923

Increase in Cash	287,144	33,023	320,178

Cash, Beginning of Period	33,034	11	–

Cash, End of Period	320,178	33,034	320,178

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Forgiveness of related party debt	–	2,649	2,649
Issuance of common shares for acquisition of assets	250,000	–	250,000
Issuance of preferred shares for acquisition of assets	7,500	–	7,500
Issuance of note payable for acquisition of assets	325,000	–	325,000

(The accompanying notes are an integral part of these financial statements)

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from November 3, 2008 (Date of Inception) to December 31, 2011
(expressed in U.S. dollars)

							Deficit
							Accumulated
					Additional	Stock	During the
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Development
		Amount		Amount	Capital	Receivable	Stage	Total
	#	$	#	$	$	$	$	$

Balance, November 3, 2008 (Date of Inception)	–	–	–	–	–	–	–	–

Issuance of shares for cash	–	–	477,900,000	477,900	(477,900)	–	–	–
							–
Issuance of shares for cash	–	–	8,100,000	8,100	(5,850)	(23)	–	2,227

Net loss for the period	–	–	–	–	–	–	(5,212)	(5,212)

Balance, December 31, 2008	–	–	486,000,000	486,000	(483,750)	(23)	(5,212)	(2,985)

Stock subscription receivable received	–	–	–	–	–	23	–	23

Issuance of shares for cash	–	–	21,600,000	21,600	(15,600)	–	–	6,000

Issuance of shares for cash	–	–	5,400,000	5,400	(3,900)	–	–	1,500

Net loss for the year	–	–	–	–	–	–	(18,191)	(18,191)

Balance, December 31, 2009	–	–	513,000,000	513,000	(503,250)	–	(23,403)	(13,653)

Issuance of shares for management fees	–	–	25,200,000	25,200	(18,200)	–	–	7,000

Forgiveness of loan	–	–	–	–	2,649	–	–	2,649

Net loss for the year	–	–	–	–	–	–	(145,094)	(145,094)

Balance, December 31, 2010	–	–	538,200,000	538,200	(518,801)	–	(168,497)	(149,098)

Shares cancelled	–	–	(440,820,000)	(440,820)	440,820	–	–	–

Shares issued for acquisition of assets	7,500,000	7,500	250,000,000	250,000	(499,962)	–	–	(242,462)

Capital contribution	–	–	–	–	200,751	–		200,751

Beneficial conversion feature	–	–	–	–	16,800	–	–	16,800

Settlement of debt to related party	–	–	–	–	14,965	–	–	14,965

Net loss for the year	–	–	–	–	–	–	(319,180)	(319,180)

Balance, December 31, 2011	7,500,000	7,500	347,380,000	347,380	(345,427)	–	(487,677)	(478,224)

(The accompanying notes are an integral part of these financial statements)

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

1.       Nature of Operations and Continuance of Business

HDS International Corp. (formerly GMV Wireless, Inc.) (the “Company”) was incorporated on November 3, 2008 under the laws of the State of Nevada.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any revenue to date.  The Company plans to engage in the business of providing renewable energy and eco-sustainability solutions based on its licensed technologies.

Going Concern
These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of December 31, 2011, the Company had working capital of $9,107 and an accumulated deficit of $487,677. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.       Summary of Significant Accounting Policies

a)  Basis of Presentation
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)  Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets, convertible debentures, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)  Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2011 and 2010, the Company had no cash equivalents.

d)  Intangible Assets
Intangible assets are carried at the purchased cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally from fifteen to twenty years.

e)  Impairment of Long-Lived Assets
Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.       Summary of Significant Accounting Policies (continued)

f)   Beneficial conversion features
From time to time, the Company may issue convertible notes that may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

g) Development Stage Company
The Company is currently considered a development stage company as defined by FASB ASC 915-10-05. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

h) Basic and Diluted Net Loss Per Share
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

i)   Income Taxes
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

j)   Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2011 and 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

k)  Financial Instruments
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

k)  Financial Instruments (continued)
Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at December 31, 2011 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $	Balance, December 31, 2011 $
Convertible debenture	–	–	487,331	487,331

The carrying values of all of our other financial instruments, which include accounts receivable, accounts payable and accrued liabilities, and due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

l)   Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.       Summary of Significant Accounting Policies (continued)

k)  Financial Instruments (continued)
In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.       Intangible Assets

	Cost $	Accumulated Depreciation $	Impairment $	December 31, 2011 Net Carrying Value $	December 31, 2010 Net Carrying Value $
License	92,538	–	92,538	–	–

	92,538	–	92,538	–	–

On August 16, 2011, the Company acquired the License and related assets in exchange for the issuance of a $325,000 note payable, which is unsecured, bearing interest at 10% per annum, and due on August 16, 2012, and the issuance of 250,000,000 common shares of the Company, and 7,500,000 Class A preferred shares of the Company.  The assets were valued at cost totaling $82,538, based on certain historical costs incurred by the seller.

On October 7, 2011, the Company expanded its intellectual property portfolio by entering into a certain license agreement with Hillwinds Energy Development Corp. (“HEDC), in exchange for a cash payment of $10,000.

For the year ended December 31, 2011, management reviewed the intangible assets for indications of impairment and decided to fully impair these assets based on the difficulty to fairly value these assets.

4.       Related Party Transactions

a)
As of August 12, 2011, the former President of the Company was owed $24,965 (2010 - $11,965) for management fees.  The amount owing is unsecured, non-interest bearing and due on demand.  On August 12, 2011, the Company repaid $10,000 and the former President of the Company forgave the outstanding amount owing of $14,965, which was recorded as a gain on settlement of debt and included in additional paid in capital due to the transaction occurring with a related party.

b)
As at December 31, 2011, the Company owes $312,137 (2010 - $nil) to HOEL, a company controlled by officers and directors of the Company.  The amounts owing are unsecured, bears interest at 10% per annum, and due by August 16, 2012.  As at December 31, 2011, the Company has recorded accrued interest of $12,137.

c)	As at December 31, 2011, the Company paid $10,000 (2010 - $nil) to a company controlled by officers and directors of the Company for the acquisition of a certain license (Note 3).
d)	As at December 31, 2011, the Company paid $9,000 (2010 -$nil) to the President and CEO of the Company for consulting services.

5.      Notes Payable

a)
On September 28, 2010, Company issued a demand note to a non-related party for $34,600. Under the terms of the note, the amount owing is unsecured, due at 10% per annum, and due on demand.  On August 11, 2011, the Company repaid $39,187, comprised of principal payments of $34,600 and accrued interest of $4,587.

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

5.       Notes Payable (continued)

b)
On September 28, 2010, the Company issued a demand note to a non-related party for $105,000. Under the terms of the note, the amount owing is unsecured, due interest of 10% per annum, and due on or before September 28, 2011.  On August 11, 2011, the Company repaid $114,177, comprised of principal payments of $105,000 and accrued interest of $9,177.

c)
On June 16, 2011, the Company issued a demand note to a non-related party for $10,000 (2010 - $nil).  Under the terms of the note, the amount owing is unsecured, due interest at 10% per annum, and due on demand.  On August 11, 2011, the Company repaid a note payable of $10,000 and forgave the accrued interest of $151, which was recorded as a gain on settlement of debt.

d)
In August 2011, the Company issued a note payable to a non-related party for proceeds of $200,600.  Under the terms of the notes, the amounts owing are unsecured, due interest of 10% per annum, and due on demand.  On August 12, 2011, the Company recorded accrued interest of $151, and the note was forgiven resulting in an increase to additional paid in capital of $200,751. The note was forgiven to facilitate the Agreement with HOEL, as a closing condition to the Agreement required the Company have no debt, obligations or liabilities of any kind whatsoever totaling in excess of $1,000.

e)
In August 2011, the Company issued a demand note to a non-related party for $500,000 (the “Demand Note”), comprised of three payments of $100,000 on August 19, 2011, $150,000 on August 26, 2011, and $250,000 on September 6, 2011.  Under the terms of the note, the amount owing is unsecured, due interest of 3% per annum, and due on or before February 19, 2013.  As at December 31, 2011, accrued interest of $5,548 has been recorded in accrued liabilities.

The Demand Note also grants the right of the Company to convert this debt into common shares of the Company at any time at a conversion price of $0.25 per share.  For the first payment of $100,000 on August 19, 2011, the Company recorded beneficial conversion of $16,800 relating to the number of convertible shares (400,000 shares) and the excess of the fair value of the share price and the conversion price.  No beneficial conversion was recorded for the $150,000 and $250,000 payments, as the fair value of the Company’s share prices was less than the conversion price on the date of issuance.  As at December 31, 2011, the Company recorded accretion expense of $4,131 with a corresponding credit to the long-term note payable.

6.	Debt Settlement

During the year ended December 31, 2011, the company entered into debt settlement agreements with various parties. Debts settled with non-related parties are included in gain on settlement of debt, which consists of:  a gain recorded for the interest accrued on a loan payable of $10,000 of $151, for a total amount owed of $10,151, which was settled for $10,000, and amounts for legal fees of $40,000, which were settled for $15,000, which were offset with a loss on settlement of debt of $599 from the settlement of a loan balance of $105,000 plus interest of $9,178 which was settled for $114,777  with a non-related party. Debts settled with related parties have been included in additional paid in capital, and consist of a $14,965 gain on settlement of debt to the former President and CEO of the Company for unpaid management fees of $24,965, which were settled for $10,000.  Also included in additional paid in capital is a $200,751 capital contribution, related to the gain on settlement of debt for settlement for the full balance of $200,600 plus accrued interest of $151 for a note payable to a non-related party which was forgiven to facilitate the Agreement with HOEL (Note 5).

7.       Common Stock

a)
On August 16, 2011, the Company entered into an Acquisition Agreement whereby the Company issued 250,000,000 common stock with a par value of $0.001 per share and 7,500,000 Class A preferred stock with a par value of $0.001 per share in exchange for the License and other related assets (Refer to Note 3). On August 16, 2011, pursuant to the Acquisition Agreement noted above, the former President of the Company cancelled 440,820,000 shares of common stock, representing all of the Company’s stock that was held and owned by him.

b)
On August 15, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Nevada Secretary of State. As a result of the Amendment, the Company increased the number of authorized shares of common stock to 2,000,000,000 and the authorized shares of preferred stock to 50,000,000, each with a par value of $0.001 per share.

c)
On June 6, 2011, the Company effectuated a forward split of its issued and outstanding common shares, whereby every one old share of common stock was exchanged for twelve new shares of the Company’s common stock. As a result, the issued and outstanding shares of common stock increased from 44,850,000 prior to the forward split to 538,200,000 following the forward split and has been applied on a retroactive basis to the Company’s inception.

d)
On March 9, 2011, the Company effectuated a forward split of its issued and outstanding common shares, whereby every one old share of common stock was exchanged for thirty new shares of the Company’s common stock. As a result, the issued and outstanding shares of common stock increased from 1,495,000 prior to the forward split to 44,850,000 following the forward split.

e)
During the year ended December 31, 2010, the Company issued 25,200,000 split-adjusted common shares to settle management fees of $7,000, valued using the end of day trading price on the date of issuance.

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

8.       Preferred Stock

We are authorized to issue up to 50,000,000 shares of preferred stock.  The shares of preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized, by resolution adopted and filed in accordance with law, to provide for the issue of such series of shares of preferred stock. Each series of shares of preferred stock:

(a)	may have such voting powers, full or limited, or may be without voting powers;
(b)	may be subject to redemption at such time or times and at such prices as determine by the Board of Directors;
(c)
may be entitled to receive dividends (which may be cumulative or non-cumulative) at  such rate or rates, on such conditions and at such times, and payable in preference to, or in such relation to, the dividends payable on any other class or classes or series of stock;

(d)	may have such rights upon the dissolution of, or upon any distribution of the assets of, the Corporation;
(e)
may be made convertible into, or exchangeable for, shares of any other class or classes or of any other series of the same or any other class or classes of stock of the Corporation or such other corporation or other entity at such price or prices or at such rates of exchange and with such adjustments;

(f)	may be entitled to the benefit of a sinking fund to be applied to the purchase or redemption of shares of such series in such amount or amounts;
(g)
may be entitled to the benefit of conditions and restrictions upon the creation of indebtedness of the Corporation or any subsidiary, upon the issue of any additional shares (including additional shares of such series or of any other series) and upon the payment of dividends or the making of other distributions on, and the purchase, redemption or other acquisition by the Corporation or any subsidiary of, any outstanding shares of the Corporation; and

(h)
may have such other relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, in each case as shall be stated in said resolution or resolutions providing for the issue of such shares of preferred stock. Shares of  preferred stock of any series that have been redeemed or repurchased by the Corporation (whether through the operation of a sinking fund or otherwise) or that, if convertible or exchangeable, have been converted or exchanged in accordance with their terms shall be retired and have the status of authorized and unissued shares of Preferred Stock of the same series and may be reissued as a part of the series of which they were originally a part or may, upon the filing of an appropriate certificate with the Secretary of State of the State of Nevada be reissued as part of a new series of shares of preferred stock to be created by resolution or resolutions of the Board of Directors or as part of any other series of shares of  preferred stock, all subject to the conditions or restrictions on issuance set forth in the resolution or resolutions adopted by the Board of Directors providing for the issue of any series of shares of  preferred stock.

Class A Preferred Shares.  Of the 50,000,000 authorized shares of preferred stock, the total number of shares of Class A Preferred Shares the Corporation shall have the authority to issue is Twenty Five Million (25,000,000), with a stated par value of $0.001 per share.  Of the designated 25,000,000 Class A Preferred Shares, we have issued 7,500,000 shares to Hillwinds Ocean Energy, LLC which is controlled by our sole officer and director, Mr. Recachinas.  The designations, powers, preferences, rights and restrictions granted or imposed upon the Class A Preferred Shares and holders thereof are as follows:

(a)	Liquidation Preference.
i.
In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of Class A Preferred Shares shall be entitled to receive out of the assets of the Corporation, whether such assets are capital or surplus of any nature, an amount equal to the stated par value less the aggregate amount of all prior distributions to its Preferred Shareholders made to holders of all classes of Preferred Shares, plus any accrued previously declared but unpaid dividends (the amount so determined being hereinafter referred to as the “liquidation Preference”). No distribution shall be made to the holders of the Common Shares upon liquidation, dissolution, or winding up until after the full amount of the Liquidation Preference has been distributed or provided to the holders of the Preferred Shares.

ii.
If, upon such liquidation, dissolution or winding up the assets thus distributed among the Preferred Shareholders shall be insufficient to permit payment to such shareholders of the full amount of the Liquidation Preference, the entire assets of the Corporation shall be distributed ratably among the holders of all classes of Preferred Shares.

iii.
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, when the Corporation has completed distribution of the full Liquidating Preference to the holders of the Class A Preferred Shares, the Class A Preferred Shares shall be considered to have been redeemed, and thereafter, the remaining assets of the Corporation shall be paid in equal amounts on all outstanding shares of Common Stock.

iv.
A consolidation or merger of the Corporation with or into any other corporation or corporations, or a sale of all or substantially all of the assets of the Corporation shall not be deemed a liquidation, dissolution or winding up within the meaning of this subsection 5.4(a).

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

8.       Preferred Stock (continued)

(b)
Conversion Rights.  At any time holders of the Class A Preferred Shares who endorse the share certificates and deliver them together with a written notice of their intent to convert to the corporation at its principal office, shall be entitled to convert such shares and receive twenty (20) shares of Common Stock for each share being converted. Such conversion is subject to the following adjustments, terms, and conditions:

i.
If the number of outstanding shares of Common Stock has been decreased since the initial issuance of the Class A Preferred Shares (or series having conversion rights (by reason of any split, stock dividend, merger, consolidation or other capital change or reorganization affecting the number of outstanding shares of Common Stock), the number of shares of Common Stock to be issued on conversion to the holders or Class A Preferred Shares shall not be adjusted unless by appropriate amendment of this article. If the number of outstanding shares of Common Stock has been increased since the initial issuance of the Class A Preferred Shares (or series having conversion rights (by reason of any split, stock dividend, merger, consolidation or other capital change or reorganization affecting the number of outstanding shares of Common Stock), the number of shares of Common Stock to be issued on conversion to the holders or Class A Preferred Shares shall equitably be adjusted by appropriate amendment of this article, and other articles as applicable.

ii.
Shares converted under this article shall not be reissued. The corporation shall at all times reserve and keep available a sufficient number of authorized but unissued common shares, and shall obtain and keep in effect any required permits to enable it to issue and deliver all common shares required to implement the conversion rights granted herein.

iii.
No fractional shares shall be issued upon conversion, but the corporation shall pay cash for any fractional shares of Common Stock to which shareholders may be entitled at the fair value of such shares at the time of conversion. The board of directors shall determine such fair value.

(c)	Voting Rights.

i.
Voting. With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Class A Preferred Shares shall be entitled to cast that number of votes which is equivalent to the number of shares of Class A Preferred Shares owned by such holder times one hundred (100). The Company shall not, without the affirmative vote or written consent of the holders of at least a majority of the outstanding Class A Preferred Shares (i) authorize or create any additional class or series of stock ranking prior to or on a parity with the Class A Preferred Shares as to the dividends or the distribution of assets upon liquidation, or (ii) change any of the rights, privileges or preferences of the Class A Preferred Shares.

ii.
Class Vote. Except as otherwise required by law or as described above, holders of our common stock and Class A Preferred Shares shall vote as a single class on all matters submitted to the stockholders.

9.       Commitment

a)
On October 12, 2011, the Company entered into a verbal consulting agreement with a non-related party whereby the Company will pay a monthly consulting fee for services provided in the amounts of $3,000. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated.

b)
On October 12, 2011, the Company entered into a verbal consulting agreement with a non-related party whereby the Company will pay a monthly consulting fee for services provided in the amounts of $27,500. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated.

c)
On October 12, 2011, the Company entered into a verbal consulting agreement with the President and CEO of the Company whereby the Company will pay a monthly consulting fee for services provided in the amounts of $3,000. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated.

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

10.       Income Taxes

The Company has a net operating loss carried forward of $280,647 available to offset taxable income in future years which commence expiring in fiscal 2028.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2011 $	2010 $
Income tax recovery at statutory rate	41,670	47,565
Valuation allowance change	(41,670)	(47,565)
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011 $	2010 $
Net operating loss carried forward	95,420	53,750
Valuation allowance	(95,420)	(53,750)
Net deferred income tax asset	–	–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

11.     Subsequent Event

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after December 31, 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria established in “ Internal Control - Integrated Framework “ issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of December 31, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at December 31, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors.
2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors will serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until his or his successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position
Tassos Recachinas	29	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole Director

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.  We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Set forth below is a brief description of the background and business experience of each of Tassos Recachinas, our sole officer and director.  He is expected to hold their offices/positions until the next annual meeting of our stockholders.

Tassos Recachinas

Mr. Tassos D. Recachinas became our sole officer, director and controlling shareholder on August 16, 2011, in connection with the purchase Agreement with HOEL, pursuant to which we acquired a certain technology license from HOEL.  Mr. Recachinas, directly and through his affiliates, is the beneficial owner of the majority of the issued and outstanding common stock of the Company, and beneficial owner of all of the issued preferred stock of the Company, making Mr. Recachinas our controlling shareholder.  Mr. Recachinas is Managing Member of Sophis Investments LLC (“Sophis”) since June 2008.  Sophis is an investment advisor that manages funds investing in special situations and value-oriented opportunities across asset classes.  From January 2007 to March 2008, Mr. Recachinas served as an Investment Analyst at Pirate Capital LLC, an activist and event-driven hedge fund manager.  From 2005 to 2006, Mr. Recachinas served as Equity Research Associate at Raymond James & Associates, where he provided institutional equity research coverage on technology and defense companies.  Mr. Recachinas received a Bachelor of Science summa cum laude Mechanical Engineering from The George Washington University, including one year of engineering and economics studies at Oxford University.  Mr. Recachinas previously served as a member of the Board of Directors and member of the Compensation and Strategic Review Committees of The Allied Defense Group, a multinational defense and security company.  Based on the foregoing, the Company determined that Mr. Recachinas was duly qualified to serve as the sole member of the Company’s board of directors.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Recachinas has not been the subjects of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
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

	ii)	Engaging in any type of business practice; or
	iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i)	Any Federal or State securities or commodities law or regulation; or
ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

	iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
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

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Audit Committee

We do not have a separately designated audit committee.  Accordingly, our board of directors is deemed our audit committee as provided for under the Sarbanes-Oxley Act of 2002.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to our Form 10-K for the period ended December 31, 2009.

Disclosure Committee

We do not have a disclosure committee or disclosure committee charter. Our disclosure committee is effectively comprised of our sole director, Mr. Tassos Recachinas.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2010 and through December 31, 2011, all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name and principal	Number of	Transactions Not	Known Failures to File
position	Late Reports	Timely Reported	a Required Form
Tassos Recachinas, sole officer and director	2	August 16, 2011	Form 3 & Form 5

Mr. Recachinas has since filed both Form 3 and Form 5.

Director Independence

We have no independent directors.

Family Relationships

There are no family relationships between any of the officers, directors, or consultants.

Conflicts of Interest

Our officers and directors will devote time to projects that do not involve us.

Tassos Recachinas, our sole officer and director controls Hillwinds Ocean Energy, LLC and certain of its affiliates, which may compete with us outside of our licensed territory.

ITEM 11.                    EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ending December 31, 2011 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Tassos Recachinas	2011	0	0	0	0	0	0	9,000	9,000
President/CEO/CFO	2010	0	0	0	0	0	0	0	0

Mark Simon	2011	0	0	0	0	0	0	20,000	20,000
President/CEO/CFO	2010	12,000	0	10,500	0	0	0	0	22,500
(resigned)

Don Calabria	2011	0	0	0	0	0	0	0	0
President/CEO/CFO	2010	0	0	0	0	0	0	0	0
(resigned)

We have not entered into any written employment agreements with any of our officers.  We may enter into employment agreements in the future.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director’s service contracts.  The following table sets forth compensation paid to our directors from inception to our year end on December 31, 2011.  Since that time, we have not paid any compensation to any director.

Director’s Compensation Table
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Tassos Recachinas	0	0	0	0	0	0	0
Mark Simon (resigned)	0	0	0	0	0	0	0

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our officers, directors, both individually and as a group, and the beneficial owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his/her shares and possess voting and dispositive power with respect to the shares, unless otherwise noted.

Name and Address	Number of	Percentage of	Number of	Percentage of
Beneficial Owner	Common Shares	Ownership	Preferred Shares	Ownership
Tassos Recachinas	250,000,000[1]	71.97%[3]	7,500,000[2]	100.00%
10 Dorrance Street, Suite 700
Providence, RI 02093

All officers and directors as a group (1 individual)	250,000,000	71.97%	7,500,000	100.00%

[1]
Of the 250,000,000 shares of common stock for which Mr. Recachinas is listed as the beneficial owner, all are registered in the name of Hillwinds Ocean Energy, LLC, which is controlled by Mr. Recachinas.

[2]	Of the 7,500,000 preferred shares, all 7,500,000 shares are Class A Preferred Stock, and all are registered in the name of Hillwinds Ocean Energy, LLC, which is controlled by Mr. Recachinas.

[3]
Each share of Class A preferred stock is convertible into shares of common stock at a rate of 20 shares of common stock for each share of Class A Preferred Stock.  Assuming the conversion of all shares of Class A Preferred Stock into shares of common stock, Mr. Recachinas’ beneficial ownership of our fully diluted common stock would be 86.85%.

Mr. Recachinas is our only organizer.

Future sales by existing stockholders

Currently, Rule 144 of the Securities Act of 1933, as amended, (the “Act”) is unavailable for the resale of our shares of common stock because we were categorized as a “shell company” as that term is defined in Reg. 405 of the Act.  A “shell company” is a corporation with no or nominal assets or its assets consist solely of cash, and no or nominal operations.  One year from the date, March 1, 2012 when we filed a Form 8-K, Rule 144 will then be available for the resale of our restricted securities.  Rule 144 will be available for resale of our shares of common stock on March 1, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On November 4, 2008 we issued 39,850,000 shares of common stock to Shares were issued to our founders as follows: (1) Don Calabria 510,000 shares; (2) Alan Collier 105,000 shares; (3) Michael Dimento 37,500 shares; (4) C2 Capital, LLC (a company controlled by Mr. Calabria and Mr. Collier); 675,000 shares; (5) and (6) Frank J. Hariton Esq., Company counsel, 22,500 shares. Such shares were issued for their par value of $0.001 per share. The aggregate consideration we received was $1,350.  All of such transactions with the Company’s founders were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”) as transactions by an issuer not involving any public offering. All of the shares issued in such transactions bear an appropriate restrictive legend.

In March 2010, Mark Simon, our former president, forgave all outstanding amounts owing him in consideration of $2,649. The amount has been recorded against the amounts due to related party with a corresponding credit to additional paid-in capital.

During the year ended December 31, 2010, we issued 25,200,000 split-adjusted common shares to settle management fees of $7,000, valued at $0.0003, the last price at which we sold shares of common stock for cash.

Other than the foregoing transaction, none of our directors or executive officers, nor any person who owned of record or was known to own beneficially more than 5% of our outstanding shares of common stock, nor any associate or affiliate of such persons or companies, have any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect us.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

-           Disclosing such transactions in reports where required;
-           Disclosing in any and all filings with the SEC, where required;
-           Obtaining disinterested directors consent; and
-           Obtaining shareholder consent where required.

ITEM 14.                    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)           Audit and Audit Related Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2011	$10,000	M&K CPAS, PLLC
2010	$11,000	M&K CPAS, PLLC

(2)           Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0	M&K CPAS, PLLC
2010	$0	M&K CPAS, PLLC

(3)           All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0	M&K CPAS, PLLC
2010	$0	M&K CPAS, PLLC

(4)           Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approved all accounting related activities prior to the performance of any services by any accountant or auditor.

(5)           The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.                    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Management Agreement between the Company and Mr. Mark Simon dated March 23, 2010.	10-K	4/07/10	10.1
10.2	Promissory Note issued to Newton Management Ltd. dated September 28, 2010.	8-K	10/08/10	10.1
10.3	Amended Management Agreement between the Company and Mr. Mark Simon dated October 1, 2010.	8-K	11/10/10	10.1
10.4	Investors Relations Services Agreement with Blue Chip IR dated October 1, 2010.	10-Q	11/15/10	10.3
10.5	Share Exchange Agreement with AmeriSure Pharmaceuticals LLC dated May 13, 2011.	8-K	5/16/11	10.1
10.6	Promissory Note to Amerisure Pharmaceuticals, LLC dated June 20, 2011.	8-K	6/29/11	10.1
10.7	Promissory Note to Serik Enterprises, Inc.	8-K	8/12/11	10.1
10.8	Settlement Agreement with Vail International Ltd.	8-K	8/12/11	10.2
10.9	Settlement Agreement with Newton Management Ltd.	8-K	8/12/11	10.3
10.10	Settlement Agreement with Mark Simon.	8-K	8/12/11	10.4
10.11	Settlement Agreement with Carrillo Huettel, LLC.	8-K	8/12/11	10.5
10.12	Asset Acquisition Agreement.	8-K	8/17/11	10.1
10.13	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.14	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.15	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.16	Intellectual Property License Agreement with Hillwinds Energy Development Corporation.				X
14.1	Code of Ethics.	10-K	3/29/11
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of April, 2012.

HDS INTERNATIONAL CORP.
(the “Registrant”)

BY:	TASSOS RECACHINAS
Tassos Recachinas
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

TASSOS RECACHINAS	President, Principal Executive Officer, Principal	April 16, 2012
Tassos Recachinas	Financial Officer, Principal Accounting Officer,
Secretary/Treasurer and sole member of the Board
of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Management Agreement between the Company and Mr. Mark Simon dated March 23, 2010.	10-K	4/07/10	10.1
10.2	Promissory Note issued to Newton Management Ltd. dated September 28, 2010.	8-K	10/08/10	10.1
10.3	Amended Management Agreement between the Company and Mr. Mark Simon dated October 1, 2010.	8-K	11/10/10	10.1
10.4	Investors Relations Services Agreement with Blue Chip IR dated October 1, 2010.	10-Q	11/15/10	10.3
10.5	Share Exchange Agreement with AmeriSure Pharmaceuticals LLC dated May 13, 2011.	8-K	5/16/11	10.1
10.6	Promissory Note to Amerisure Pharmaceuticals, LLC dated June 20, 2011.	8-K	6/29/11	10.1
10.7	Promissory Note to Serik Enterprises, Inc.	8-K	8/12/11	10.1
10.8	Settlement Agreement with Vail International Ltd.	8-K	8/12/11	10.2
10.9	Settlement Agreement with Newton Management Ltd.	8-K	8/12/11	10.3
10.10	Settlement Agreement with Mark Simon.	8-K	8/12/11	10.4
10.11	Settlement Agreement with Carrillo Huettel, LLC.	8-K	8/12/11	10.5
10.12	Asset Acquisition Agreement.	8-K	8/17/11	10.1
10.13	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.14	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.15	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.16	Intellectual Property License Agreement with Hillwinds Energy Developement Corporation.				X
14.1	Code of Ethics.	10-K	3/29/11
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X