Form 10-Q
period 2012-03-31
HDS INTERNATIONAL CORP.
filed 2012-05-15
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 8, 2012, there were 347,380,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

HDS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS.

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	March 31, 2012 $ (unaudited)	December 31, 2011 $
ASSETS

Current Assets

Cash	207,562	320,178
Prepaid expenses and deposits	5,752	7,575

Total Assets	213,314	327,753
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	18,748	6,509
Accounts payable and accrued liabilities – related party	22,616	12,137
Due to related parties	300,000	300,000

Total Current Liabilities	341,364	318,646

Convertible debenture, net of discount of $9,926 and $12,669, respectively	490,074	487,331

Total Liabilities	831,438	805,977

Stockholders’ Deficit

Preferred Stock
Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Class A Preferred Stock
Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share
Issued and outstanding: 7,500,000 preferred shares, respectively	7,500	7,500

Common Stock Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 347,380,000 common shares, respectively	347,380	347,380

Additional paid-in capital	(345,427)	(345,427)

Deficit accumulated during the development stage	(627,577)	(487,677)

Total Stockholders’ Deficit	(618,124)	(478,224)

Total Liabilities and Stockholders’ Deficit	213,314	327,753

(The accompanying notes are an integral part of these financial statements)

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended March 31, 2012 $	For the Three Months Ended March 31, 2011 $	Accumulated from November 3, 2008 (date of inception) to March 31, 2012 $

Revenue	–	–	–

Operating Expenses

Consulting fees	100,500	20,000	281,000
General and administrative	16,967	605	54,054
Management fees	–	7,500	43,727
Professional fees	8,500	15,000	113,106
Transfer agent fees	–	518	17,938

Total Operating Expenses	125,967	43,623	509,825

Loss Before Other Expense	(125,967)	(43,623)	(509,825)

Other Expenses

Accretion expense	2,743	–	6,874
Gain on settlement of debt	–	–	(24,552)
Impairment of intangible assets	–	–	92,538
Interest expense	11,190	3,519	42,892

Total Other Expenses	13,933	3,519	117,752

Net Income (Loss) for the Period	(139,900)	(47,142)	(627,577)

Net Income (Loss) Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	347,380,000	538,200,000

(The accompanying notes are an integral part of these financial statements)

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended March 31, 2012 $	For the Three Months Ended March 31, 2011 $	Accumulated from November 3, 2008 (date of inception) to March 31, 2012 $
Operating Activities

Net income (loss) for the period	(139,900)	(47,142)	(627,577)

Adjustment to reconcile net loss to cash used in operating activities:

Accretion expense	2,743	–	6,874
Gain on settlement of debt	–	–	(24,552)
Impairment of intangible asset	–	–	92,538
Stock-based compensation	–	–	2,227
Shares issued for management fees	–	–	7,000

Changes in operating assets and liabilities:

Prepaid expense and deposits	1,823	–	(5,752)
Accounts payable and accrued liabilities	12,239	13,665	45,339
Accounts payable and accrued liabilities - related	10,479	–	23,577
Due to related parties	–	4,500	11,965

Net Cash Used in Operating Activities	(112,616)	(28,977)	(468,361)

Investing Activities

Acquisition of intangible assets	–	–	(10,000)

Net Cash Used by Investing Activities	–	–	(10,000)

Financing activities

Proceeds from loan payable	–	–	649,600
Repayment of loan payable	–	–	(149,449)
Proceeds from related parties	–	–	2,649
Repayment to related parties	–	–	(25,000)
Capital contribution	–	–	200,600
Proceeds from the issuance of common stock	–	–	7,523

Net Cash Provided by Financing Activities	–	–	685,923

Increase (decrease) in Cash	(112,616)	(28,977)	207,562

Cash, Beginning of Period	320,178	33,034	–

Cash, End of Period	207,562	4,057	207,562

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Forgiveness of related party debt	–	–	2,649
Issuance of common shares for acquisition of assets	–	–	250,000
Issuance of preferred shares for acquisition of assets	–	–	7,500
Issuance of note payable for acquisition of assets	–	–	325,000

(The accompanying notes are an integral part of these financial statements)

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

HDS International Corp. (formerly GMV Wireless, Inc.) (the “Company”) was incorporated on November 3, 2008 under the laws of the State of Nevada.  The Company seeks to provide renewable energy and eco-sustainability solutions, including carbon capture and sequestration, as well as algae biomass production, based on its licensed technologies. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any revenue to date.

Going Concern
These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of March 31, 2012, the Company had a working capital deficit of $128,050 and an accumulated deficit of $627,577. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2012 and December 31, 2011, the Company had no cash equivalents.

d)	Beneficial Conversion Features
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

e)    Development Stage Company
The Company is currently considered a development stage company as defined by ASC 915-10-05. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

f)     Basic and Diluted Net Loss Per Share
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

g)    Interim Financial Statements
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

h)	Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

i)	Financial Instruments
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

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

i)	Financial Instruments (continued)
Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at March 31, 2012 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $	Balance, March 31, 2012 $
Convertible debenture	–	–	490,074	490,074

The carrying values of all of our other financial instruments, which include accounts receivable, accounts payable and accrued liabilities, and due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

j)	Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 did not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

j)	Recent Accounting Pronouncements (continued)
In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance did not have a material impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.       Related Party Transactions

a)
As at March 31, 2012, the Company owes $319,616 (December 31, 2011 - $312,137) to a company controlled by officers and directors of the Company.  The amounts owing are unsecured, bears interest at 10% per annum, and due by August 15, 2012.  As at March 31, 2012, the Company has recorded accrued interest of $19,616.

b)	As at March 31, 2012, the Company owes $3,000 (December 31, 2011 - $nil) to the President and CEO of the Company for unpaid consulting fees and reimbursement of expenses paid on behalf of the Company.
c)	As of March 31, 2012, the Company paid $9,000 (December 31, 2011 - $9,000) to the President and CEO of the Company for consulting services.

4.       Convertible Debenture

In August 2011, the Company issued a convertible debenture to a non-related party for $500,000, comprised of payments of $100,000 on August 19, 2011, $150,000 on August 26, 2011, and $250,000 on September 6, 2011.  Under the terms of the note, the amount owing is unsecured, due interest of 3% per annum, and due on or before February 19, 2013.  As at March 31, 2012, accrued interest of $9,288 has been recorded in accrued liabilities.

The convertible debenture also grants the right of the Company to convert its debt into common shares of the Company at any time at a conversion price of $0.25 per share.  For the first payment of $100,000 on August 19, 2011, the Company recorded beneficial conversion of $16,800 relating to the number of convertible shares (400,000 shares) and the excess of the fair value of the share price and the conversion price.  No beneficial conversion was recorded for the $150,000 and $250,000 payments, as the fair value of the Company’s share prices was less than the conversion price on the date of issuance.  As at March 31, 2012, the Company recorded accretion expense in the first quarter of 2012 of $2,743 resulting in an accumulative accretion expense of $6,874 with a corresponding credit to the long-term note payable.

5.       Commitments

a)
On October 12, 2011, the Company entered into a verbal consulting agreement with a non-related party whereby the Company will pay a monthly consulting fee for services provided in the amounts of $3,000. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated. During the three months ended March 31, 2012, the Company incurred and paid $9,000 in consulting fees relating to this agreement.

b)
On October 12, 2011, the Company entered into a verbal consulting agreement with a non-related party whereby the Company will pay a monthly consulting fee for services provided in the amounts of $27,500. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated. During the three month period ended March 31, 2012, the Company incurred and paid $82,500 in consulting fees relating to this agreement.

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

5.       Commitments (continued)

c)
On October 12, 2011, the Company entered into a verbal consulting agreement with the President and CEO of the Company whereby the Company will pay a monthly consulting fee for services provided in the amounts of $3,000. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated. During the three months ended March 31, 2012, the Company incurred $9,000 and paid $6,000 in consulting fees relating to this agreement.

6.       Subsequent Event

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after March 31, 2012.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2012 $	December 31, 2011 $
Current Assets	213,314	327,753
Current Liabilities	341,364	318,646
Working Capital (Deficit)	(128,050)	9,107

Cash Flows

	March 31, 2012 $	March 31, 2011 $
Cash Flows from (used in) Operating Activities	(112,616)	(28,977)
Net Increase (decrease) in Cash During Period	(112,616)	(28,977)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2012 were $125,967 compared with $43,623 for the three months ended March 31, 2011. The increase in operating expenses was attributed to an increase in general and administrative expense of $16,362 for day-to-day operating costs and consulting expenses of $80,500 offset by decrease in professional fees of $6,500 for lower legal expenses as the Company incurred more legal costs in prior year, transfer agent fees of $518 and management fees of $7,500 as there was a change in management during the period.

During the three months ended March 31, 2012, the Company recorded a net loss of $139,900 compared with a net loss of $47,142 for the three months ended March 31, 2011.  In addition to the above, the Company incurred an increase of $7,671 of interest expense relating to debt balances and accretion expense of $2,743 for the fair value of the beneficial conversion feature on the convertible note issued in August 2011.

Liquidity and Capital Resources

As at March 31, 2012, the Company’s cash balance was $207,562 and total assets were $213,314 compared to cash balance of $320,178 and total assets of $327,753 as at December 31, 2011. The decrease in the cash balance was attributed to the use of cash during the period for day-to-day activities.  The decrease in total assets was attributed to the decrease in cash noted above and the decrease in prepaid expenses and deposits of $1,823 relating to the amortization of prepaid insurance and membership costs.

As at March 31, 2012, the Company had total liabilities of $831,438 compared with total liabilities of $805,977 as at December 31, 2011. The increase in total liabilities is attributed to an increase of account payable and accrued liabilities of $22,718, $12,239 of which pertained to trade accounts payable and $10,479 pertained to related party accounts payable and accrued liabilities as well as an increase in the convertible debenture due to the accretion of the discount of the convertibility feature of $2,743.

As at March 31, 2012, the Company has a working capital deficit of $128,050 compared with working capital of $9,107 at December 31, 2011 with the decrease in the working capital attributed to the decrease in cash held to pay for day-to-day activities of the Company and an increase in accounts payable and accrued liabilities during the period.

Cashflow from Operating Activities

During the three months ended March 31, 2012, the Company used $112,616 of cash for operating activities compared to the use of $28,977 of cash for operating activities during the three months ended March 31, 2011.  The increase in the use of cash for operating activities was attributed to the fact that the Company incurred larger amounts for general and administrative costs for the period for day-to-day activities as well as an increase in consulting fees related to the renewable energy and eco-sustainable technologies owned.

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

ITEM 4.                          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 16, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.                       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.                          EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Management Agreement between the Company and Mr. Mark Simon dated March 23, 2010.	10-K	4/07/10	10.1
10.2	Promissory Note issued to Newton Management Ltd. dated September 28, 2010.	8-K	10/08/10	10.1
10.3	Amended Management Agreement between the Company and Mr. Mark Simon dated October 1, 2010.	8-K	11/10/10	10.1
10.4	Investors Relations Services Agreement with Blue Chip IR dated October 1, 2010.	10-Q	11/15/10	10.3
10.5	Share Exchange Agreement with AmeriSure Pharmaceuticals LLC dated May 13, 2011.	8-K	5/16/11	10.1
10.6	Promissory Note to Amerisure Pharmaceuticals, LLC dated June 20, 2011.	8-K	6/29/11	10.1
10.7	Promissory Note to Serik Enterprises, Inc.	8-K	8/12/11	10.1
10.8	Settlement Agreement with Vail International Ltd.	8-K	8/12/11	10.2
10.9	Settlement Agreement with Newton Management Ltd.	8-K	8/12/11	10.3
10.10	Settlement Agreement with Mark Simon.	8-K	8/12/11	10.4
10.11	Settlement Agreement with Carrillo Huettel, LLC.	8-K	8/12/11	10.5
10.12	Asset Acquisition Agreement.	8-K	8/17/11	10.1
10.13	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.14	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.15	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.16	Intellectual Property License Agreement with Hillwinds Energy Development Corporation.	10-K	4/16/12	10.1
14.1	Code of Ethics.	10-K	3/29/11
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of May, 2012.

HDS INTERNATIONAL CORP.
(the “Registrant”)

BY:	TASSOS RECACHINAS
Tassos Recachinas
President

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Management Agreement between the Company and Mr. Mark Simon dated March 23, 2010.	10-K	4/07/10	10.1
10.2	Promissory Note issued to Newton Management Ltd. dated September 28, 2010.	8-K	10/08/10	10.1
10.3	Amended Management Agreement between the Company and Mr. Mark Simon dated October 1, 2010.	8-K	11/10/10	10.1
10.4	Investors Relations Services Agreement with Blue Chip IR dated October 1, 2010.	10-Q	11/15/10	10.3
10.5	Share Exchange Agreement with AmeriSure Pharmaceuticals LLC dated May 13, 2011.	8-K	5/16/11	10.1
10.6	Promissory Note to Amerisure Pharmaceuticals, LLC dated June 20, 2011.	8-K	6/29/11	10.1
10.7	Promissory Note to Serik Enterprises, Inc.	8-K	8/12/11	10.1
10.8	Settlement Agreement with Vail International Ltd.	8-K	8/12/11	10.2
10.9	Settlement Agreement with Newton Management Ltd.	8-K	8/12/11	10.3
10.10	Settlement Agreement with Mark Simon.	8-K	8/12/11	10.4
10.11	Settlement Agreement with Carrillo Huettel, LLC.	8-K	8/12/11	10.5
10.12	Asset Acquisition Agreement.	8-K	8/17/11	10.1
10.13	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.14	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.15	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.16	Intellectual Property License Agreement with Hillwinds Energy Development Corporation.	10-K	4/16/12	10.1
14.1	Code of Ethics.	10-K	3/29/11
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X