Form 10-Q
period 2012-06-30
HDS INTERNATIONAL CORP.
filed 2012-08-03
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 2012, there were 347,380,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

HDS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS.

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	June 30, 2012 $ (unaudited)	December 31, 2011 $
ASSETS

Current Assets
Cash	123,577	320,178
Prepaid expenses and deposits	867	7,575

Total Assets	124,444	327,753

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	13,142	6,509
Accounts payable and accrued liabilities – related party	27,096	12,137
Due to related parties	300,000	300,000

Total Current Liabilities	340,238	318,646

Convertible debenture, net of discount of $9,926 and $12,669, respectively	552,832	487,331

Total Liabilities	893,070	805,977

Stockholders’ Equity (Deficit)

Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Class A Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 7,500,000 preferred shares, respectively	7,500	7,500

Common Stock Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 347,380,000 common shares, respectively	347,380	347,380

Additional paid-in capital	(345,427)	(345,427)

Equity (Deficit) accumulated during the development stage	(778,079)	(487,677)

Total Stockholders’ Equity (Deficit)	(768,626)	(478,224)

Total Liabilities and Stockholders’ Equity (Deficit)	124,444	327,753

(The accompanying notes are an integral part of these financial statements)

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended June 30, 2012 $	For the Three Months Ended June 30, 2011 $	For the Six Months Ended June 30, 2012 $	For the Six Months Ended June 30, 2011 $	Accumulated from November 3, 2008 (date of inception) to June 30, 2012 $

Revenue	–	–	–	–	–

Operating Expenses

Consulting fees	103,500	–	204,000	20,000	384,500
General and administrative	20,636	1,632	37,603	2,237	74,690
Management fees	–	7,500	–	15,000	43,727
Professional fees	12,289	11,000	20,789	26,000	125,395
Transfer agent fees	101	1,100	101	1,618	18,039

Total Operating Expenses	136,526	21,232	262,493	64,855	646,351

Income (Loss) Before Other Expense	(136,526)	(21,232)	(262,493)	(64,855)	(646,351)

Other Expense

Accretion expense	2,758	–	5,501	–	9,632
Gain on settlement of debt	–	–	–	–	(24,552)
Impairment of intangible assets	–	–	–	–	92,538
Interest expense	11,218	3,519	22,408	7,038	54,110

Total Other Expenses	13,976	3,519	27,909	7,038	131,728

Net Income (Loss) for the Period	150,502	24,751	290,402	71,893	778,079

Net Income (Loss) Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	347,380,000	538,200,000	347,380,000	538,200,000

(The accompanying notes are an integral part of these financial statements)

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Six Months Ended June 30, 2012 $	For the Six Months Ended June 30, 2011 $	Accumulated from November 3, 2008 (date of inception) to June 30, 2012 $
Operating Activities

Net income (loss) for the period	(290,402)	(71,893)	(778,079)

Adjustment to reconcile net loss to cash used in operating activities:
Accretion expense	5,501	–	9,632
Gain on settlement of debt	–	–	(24,552)
Impairment of intangible asset	–	–	92,538
Stock-based compensation	–	–	2,227
Shares issued for management fees	–	–	7,000

Changes in operating assets and liabilities:
Prepaid expense and deposits	6,708	–	(867)
Accounts payable and accrued liabilities	6,633	21,738	40,694
Accounts payable and accrued liabilities - related	14,959	–	27,096
Due to related parties	–	10,000	11,965

Net Cash Provided (Used) in Operating Activities	(256,601)	(40,155)	(612,346)

Investing Activities
Acquisition of intangible assets	–	–	10,000

Net Cash Provided (Used) by Investing Activities	–	–	(10,000)

Financing activities
Proceeds from convertible loan payable	60,000	10,000	709,600
(Repayment) of loan payable	–	–	(149,449)
Proceeds from related parties	–	–	2,649
(Repayment) to related parties	–	–	(25,000)
Capital contribution	–	–	200,600
Proceeds from the issuance of common stock	–	–	7,523

Net Cash Provided by Financing Activities	60,000	10,000	745,923

Increase (decrease) in Cash	(196,601)	(30,155)	123,577

Cash, Beginning of Period	320,178	33,034	–

Cash, End of Period	123,577	2,879	123,577

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Forgiveness of related party debt	–	–	2,649
Issuance of common shares for acquisition of assets	–	–	250,000
Issuance of preferred shares for acquisition of assets	–	–	7,500
Issuance of note payable for acquisition of assets	–	–	325,000

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of June 30, 2012, the Company had a working capital deficit of $215,794 and an accumulated deficit of $778,079. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)       Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2012 and December 31, 2011, the Company had no cash equivalents.

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

h)       Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at June 30, 2012 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $	Balance, June 30, 2012 $
Convertible debenture	–	–	552,832	552,832

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

l)        Recent Accounting Pronouncements (continued)
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

3.       Related Party Transactions

a)     As at June 30, 2012, the Company owes $327,096 (December 31, 2011 - $312,137) to a company controlled by officers and directors of the Company.  The amounts owing are unsecured, bears interest at 10% per annum, and due by August 15, 2012.  As at June 30, 2012, the Company has recorded accrued interest of $27,096.

b)     As of June 30, 2012, the Company paid $21,000 (December 31, 2011 - $9,000) to the President and CEO of the Company for consulting services.

4.       Convertible Debenture

a)       In August 2011, the Company issued a convertible debenture to a non-related party for $500,000, comprised of payments of $100,000 on August 19, 2011, $150,000 on August 26, 2011, and $250,000 on September 6, 2011.  Under the terms of the note, the amount owing is unsecured, due interest of 3% per annum, and due on or before February 19, 2013.  As at June 30, 2012, accrued interest of $13,027 has been recorded in accrued liabilities.

The convertible debenture also grants the right of the Company to convert its debt into common shares of the Company at any time at a conversion price of $0.25 per share.  For the first payment of $100,000 on August 19, 2011, the Company recorded beneficial conversion of $16,800 relating to the number of convertible shares (400,000 shares) and the excess of the fair value of the share price and the conversion price.  No beneficial conversion was recorded for the $150,000 and $250,000 payments, as the fair value of the Company’s share prices was less than the conversion price on the date of issuance.  As at June 30, 2012, the Company recorded accretion expense for the six month period ending June 30, 2012 of $5,501 resulting in an accumulative accretion expense of $9,632 with a corresponding credit to the long-term note payable.

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4.       Convertible Debenture

b)     On June 29, 2012, the Company issued three separate convertible drawdown note payables of $50,000 each, with $20,000 of each note being received on June 29, 2012 and the remaining $30,000 for each note to be received on or before August 3, 2012. Under the terms of the note, the amount owing is unsecured, due interest of 6% per annum, and due on or before December 31, 2013. As at June 30, 2012, accrued interest of $13 has been recorded in accrued liabilities.

The convertible debentures also grant the right of the Holder and the Company to convert its debt into common shares of the Company at any time at a conversion price of $0.01 per share. No beneficial conversion feature was recorded for the first $20,000 of each of the convertible debentures, as the fair value of the Company’s share prices was less than the conversion price on the date of issuance.

5.       Commitments

a)     On October 12, 2011, the Company entered into a verbal consulting agreement with a non-related party whereby the Company will pay a monthly consulting fee for services provided in the amounts of $3,000. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated. During the six months ended June 30, 2012, the Company incurred and paid $18,000 in consulting fees relating to this agreement.

b)     On October 12, 2011, the Company entered into a verbal consulting agreement with a non-related party whereby the Company will pay a monthly consulting fee for services provided in the amounts of $27,500. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated. During the six month period ended June 30, 2012, the Company incurred and paid $165,000 in consulting fees relating to this agreement.

c)     On October 12, 2011, the Company entered into a verbal consulting agreement with the President and CEO of the Company whereby the Company will pay a monthly consulting fee for services provided in the amounts of $3,000. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated. On June 10, 2012, the Board of Directors reviewed this consulting agreement and authorized a one-time increase to the monthly consulting fee from $3,000 to $6,000 for the month of June 2012. During the six months ended June 30, 2012, the Company incurred and paid $21,000 in consulting fees relating to this agreement.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2012 $	December 31, 2011 $
Current Assets	124,444	327,753
Current Liabilities	340,238	318,646
Working Capital (Deficit)	(215,794)	9,107

Cash Flows

	June 30, 2012 $	June 30, 2011 $
Cash Flows from (used in) Operating Activities	(256,601)	(40,155)
Cash Flows from (used in) Financing Activities	60,000	10,000
Net Increase (decrease) in Cash During Period	(196,601)	(30,155)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2012 were $136,526 compared with $21,232 for the three months ended June 30, 2011. The increase in operating expenses was attributed to an increase in general and administrative expenses of $19,004 for day-to-day operating costs, professional fees of $1,289 and consulting expenses of $103,500 offset by decrease in transfer agent fees of $999 and management fees of $7,500.  For the six months ended June 30, 2012, the Company incurred operating expenses of $262,493 compared with $64,855 for the six months ended June 30, 2011.  The increase of $197,638 is attributed to an increase of $184,000 of consulting fees and $35,366 of general and administrative expenses offset by a decrease of $15,000 of management fees, $5,211 of professional fees and $1,517 of transfer agent fees as there was a change in management during the period.

During the six months ended June 30, 2012, the Company recorded a net loss of $290,402 compared with a net loss of $71,893 for the six months ended June 30, 2011.  In addition to the above, the Company incurred an increase of $15,370 of interest expense relating to debt balances and accretion expense of $5,501 for the fair value of the beneficial conversion feature on the convertible note issued in August 2011.

Liquidity and Capital Resources

As at June 30, 2012, the Company’s cash balance was $123,577 and total assets were $124,444 compared to cash balance of $320,178 and total assets of $327,753 as at December 31, 2011. The decrease in the cash balance was attributed to the use of cash during the period for day-to-day activities.  The decrease in total assets was attributed to the decrease in cash noted above and the decrease in prepaid expenses and deposits of $6,708 relating to the amortization of prepaid insurance and membership costs.

As at June 30, 2012, the Company had total liabilities of $893,070 compared with total liabilities of $805,977 as at December 31, 2011. The increase in total liabilities is attributed to an increase of account payable and accrued liabilities of $21,592, $6,633 of which pertained to trade accounts payable and $14,959 pertained to related party accounts payable and accrued liabilities as well as an increase in the convertible debenture due to the accretion of the discount of the convertibility feature of $5,501 along with $60,000 of additional loan proceeds received.

As at June 30, 2012, the Company has a working capital deficit of $215,794 compared with working capital of $9,107 at December 31, 2011 with the decrease in the working capital attributed to the decrease in cash held to pay for day-to-day activities of the Company and an increase in accounts payable and accrued liabilities during the period.

Cashflow from Operating Activities

During the six months ended June 30, 2012, the Company used $256,601 of cash for operating activities compared to the use of $40,155 of cash for operating activities during the six months ended June 30, 2011.  The increase in the use of cash for operating activities was attributed to the fact that the Company incurred larger amounts for general and administrative costs for the period for day-to-day activities as well as an increase in consulting fees related to the renewable energy and eco-sustainable technologies owned.

Cashflow from Financing Activities

During the six months ended June 30, 2012, the Company received $60,000 of proceeds from financing activities compared to $10,000 during the six months ended June 30, 2011. The increase in proceeds from financing activities was due to the fact that the Company was able to raise $60,000 from the issuance of a note payable in the period ended June 30 2012, compared with $10,000 of notes payable raised in the period ended June 30, 2011.

Subsequent Developments

None

Going Concern

We have not attained profitable operations and are dependent upon the continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from our future business. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 2nd day of August, 2012.

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