Form 10-Q
period 2012-09-30
HDS INTERNATIONAL CORP.
filed 2012-11-19
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 5, 2012, there were 347,380,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

HDS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	September 30, 2012 $ (unaudited)	December 31, 2011 $
ASSETS

Current Assets
Cash	15,199	320,178
Prepaid expenses and deposits	–	7,575

Total Assets	15,199	327,753

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	49,008	6,509
Accounts payable and accrued liabilities – related party	38,407	12,137
Due to related parties – in default	300,000	300,000

Total Current Liabilities	387,415	318,646

Convertible debentures, net of unamortized discount of $4,363 and $12,669, respectively	555,637	487,331

Total Liabilities	943,052	805,977

Stockholders’ Equity (Deficit)
Preferred Stock
Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–
Class A Preferred Stock
Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share
Issued and outstanding: 7,500,000 preferred shares	7,500	7,500
Common Stock Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 347,380,000 common shares	347,380	347,380

Additional paid-in capital	(345,427)	(345,427)

Equity (Deficit) accumulated during the development stage	(937,306)	(487,677)

Total Stockholders’ Equity (Deficit)	(927,853)	(478,224)

Total Liabilities and Stockholders’ Equity (Deficit)	15,199	327,753

(The accompanying notes are an integral part of these financial statements)

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended September 30, 2012 $	For the Three Months Ended September 30, 2011 $	For the Nine Months Ended September 30, 2012 $	For the Nine Months Ended September 30, 2011 $	Accumulated from November 3, 2008 (date of inception) to September 30, 2012 $

Revenue	–	–	–	–	–

Operating Expenses

Consulting fees	105,000	–	309,000	20,000	489,500
General and administrative	18,773	19,049	56,376	21,286	93,463
Management fees	–	5,000	–	20,000	43,727
Professional fees	19,834	9,556	40,623	35,556	145,229
Transfer agent fees	569	890	670	2,508	18,608

Total Operating Expenses	144,176	34,495	406,669	99,350	790,527

Loss Before Other Income (Expenses)	(144,176)	(34,495)	(406,669)	(99,350)	(790,527)

Other Expenses (Income)

Accretion expense	2,805	1,342	8,306	1,342	12,437
Loss (gain) on settlement of debt	–	(240,268)	–	(240,268)	(24,552)
Impairment of intangible assets	–	–	–	–	92,538
Interest expense	12,246	7,604	34,654	14,642	66,356

Total Other Expenses (Income)	15,051	(231,322)	42,960	224,284	146,779

Net Income (Loss) for the Period	(159,227)	196,827	(449,629)	124,934	(937,306)

Net Income (Loss) Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	347,380,000	442,790,000	347,380,000	505,348,205

(The accompanying notes are an integral part of these financial statements)

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Nine Months Ended September 30, 2012 $	For the Nine Months Ended September 30, 2011 $	Accumulated from November 3, 2008 (date of inception) to September 30, 2012 $
Operating Activities

Net income (loss)	(449,629)	124,934	(937,306)

Adjustment to reconcile net income (loss) to cash used in operating activities:
Accretion expense	8,306	1,342	12,437
Gain on settlement of debt	–	(240,268)	(24,552)
Impairment of intangible asset	–	–	92,538
Stock-based compensation	–	–	2,227
Shares issued for management fees	–	–	7,000

Changes in operating assets and liabilities:
Prepaid expense and deposits	7,575	(9,542)	–
Accounts payable and accrued liabilities	42,499	6,347	76,560
Accounts payable and accrued liabilities - related	26,270	4,007	38,407
Due to related parties	–	–	11,965

Net Cash Used in Operating Activities	(364,979)	(113,180)	(720,724)

Investing Activities
Acquisition of intangible assets	–	–	(10,000)

Net Cash Used by Investing Activities	–	–	(10,000)

Financing activities
Proceeds from loan payable	60,000	710,600	709,600
Repayment of loan payable	–	(149,449)	(149,449)
Proceeds from related parties	–	–	2,649
Repayment to related parties	–	–	(25,000)
Capital contribution	–	–	200,600
Proceeds from the issuance of common stock	–	–	7,523

Net Cash Provided by Financing Activities	60,000	561,151	745,923

Increase (decrease) in Cash	(304,979)	447,971	15,199
Cash, Beginning of Period	320,178	33,034	–

Cash, End of Period	15,199	481,005	15,199

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Forgiveness of related party debt	–	–	2,649
Issuance of common shares for acquisition of assets	–	250,000	250,000
Issuance of preferred shares for acquisition of assets	–	7,500	7,500
Issuance of note payable for acquisition of assets	–	325,000	325,000

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of September 30, 2012, the Company had a working capital deficit of $372,216 and an accumulated deficit of $937,306. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)  Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2012 and December 31, 2011, the Company had no cash equivalents.

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

f)  Basic and Diluted Net Loss Per Share
The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

h)  Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at September 30, 2012 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $	Balance, September 30, 2012 $
Convertible debenture	–	–	555,637	555,637

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

k)  Recent Accounting Pronouncements (continued)
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

3.       Related Party Transactions

a)  As at September 30, 2012, the Company owes $334,657 (December 31, 2011 - $312,137) to a company controlled by officers and directors of the Company.  The amounts owing are unsecured, bears interest at 10% per annum, and due by August 15, 2012.  As at September 30, 2012, the Company has recorded accrued interest of $34,657 included in accounts payable and accrued liabilities – related party. As at September 30, 2012, the amount owed and the accrued interest are in default pursuant to the agreement.

b)   As of September 30, 2012, the Company has incurred $32,250 (December 31, 2011 - $9,000) to the President and CEO of the Company for consulting services. As at September 30, 2012 the Company recorded a related party accounts payable of $3,750 included in accounts payable and accrued liabilities – related party.

4.       Convertible Debenture

a)  In August 2011, the Company issued a convertible debenture to a non-related party for $500,000, comprised of payments of $100,000 on August 19, 2011, $150,000 on August 26, 2011, and $250,000 on September 6, 2011.  Under the terms of the note, the amount owing is unsecured, due interest of 3% per annum, and due on or before February 19, 2013.  As at September 30, 2012, accrued interest of $16,808 has been recorded in accrued liabilities.

The convertible debenture also grants the right of the Company to convert its debt into common shares of the Company at any time at a conversion price of $0.25 per share.  For the first payment of $100,000 on August 19, 2011, the Company recorded beneficial conversion of $16,800 relating to the number of convertible shares (400,000 shares) and the excess of the fair value of the share price and the conversion price.  No beneficial conversion was recorded for the $150,000 and $250,000 payments, as the fair value of the Company’s share prices was less than the conversion price on the date of issuance.  For the period ended September 30, 2012, the Company recorded accretion expense of $8,306.

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4.       Convertible Debenture (continued)

b)  On June 29, 2012, the Company issued three separate convertible drawdown note payables of $50,000 each, with $20,000 of each note being received on June 29, 2012 and the remaining $30,000 for each note to be received on or before August 3, 2012. Under the terms of the note, the amount owing is unsecured, due interest of 6% per annum, and due on or before December 31, 2013.  As at September 30, 2012, the second instalments for each of the notes had not been received and are in default in accordance with the agreements. As at September 30, 2012, accrued interest of $921 has been recorded in accrued liabilities.

The convertible debentures also grant the right of the Holder and the Company to convert its debt into common shares of the Company at any time at a conversion price of $0.01 per share. No beneficial conversion feature was recorded for the, as the fair value of the Company’s share prices was less than the conversion price on the date of issuance.

5.       Commitments

a)  On October 12, 2011, the Company entered into a verbal consulting agreement with a non-related party whereby the Company will pay a monthly consulting fee for services provided in the amounts of $3,000. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated. On July 18, 2012, the Board of Directors reviewed the consulting agreement and authorized an increase to the monthly consulting fee from $3,000 to $3,750 per month beginning July 2012. During the nine months ended September 30, 2012, the Company incurred $29,250 in consulting fees relating to this agreement.

b)  On October 12, 2011, the Company entered into a consulting agreement with a non-related party whereby the Company will pay a monthly consulting fee for services provided in the amounts of $27,500. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated. During the nine month period ended September 30, 2012, the Company incurred $247,500 in consulting fees relating to this agreement.

c)  On October 12, 2011, the Company entered into a consulting agreement with the President and CEO of the Company whereby the Company will pay a monthly consulting fee for services provided in the amounts of $3,000. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated. On June 10, 2012, the Board of Directors authorized an increase to the monthly consulting fee from $3,000 to $6,000 per month beginning June 2012. On July 18, 2012, the Board of Directors reviewed the consulting agreement and adjusted the monthly consulting fee to $3,750 beginning July 2012. During the nine months ended September 30, 2012, the Company incurred $32,250 in consulting fees relating to this agreement.

6.       Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after September 30, 2012.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2012 $	December 31, 2011 $
Current Assets	15,199	327,753
Current Liabilities	387,415	318,646
Working Capital (Deficit)	(372,216)	9,107

Cash Flows

	September 30, 2012 $	September 30, 2011 $
Cash Flows from (used in) Operating Activities	(364,979)	(113,180)
Cash Flows from (used in) Financing Activities	60,000	561,151
Net Increase (decrease) in Cash During Period	(304,979)	447,971

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2012 were $144,176 compared with $34,495 for the three months ended September 30, 2011. The increase in operating expenses was attributed to an increase in, professional fees of $10,278 and consulting expenses of $105,000 offset by decrease in general and administrative expenses of $276 for day-to-day operating costs, transfer agent fees of $321 and management fees of $5,000.  For the nine months ended September 30, 2012, the Company incurred operating expenses of $406,669 compared with $99,350 for the nine months ended September 30, 2011.  The increase of $307,319 is attributed to an increase of $289,000 of consulting fees, $5,067 in professional fees and $35,090 of general and administrative expenses offset by a decrease of $20,000 of management fees, and $1,838 of transfer agent fees as there was a change in management during the period.

During the nine months ended September 30, 2012, the Company recorded a net loss of $449,629 compared with  net income of $124,934 for the nine months ended September 30, 2011.  In addition to the above, the Company incurred an increase of $20,012 of interest expense relating to debt balances and accretion expense of $6,964 for the fair value of the beneficial conversion feature on the convertible note issued in August 2011 offset by a decrease of $240,268 in gain on settlement of debt.

Liquidity and Capital Resources

As at September 30, 2012, the Company’s cash balance and total assets were $15,199 compared to cash balance of $320,178 and total assets of $327,753 as at December 31, 2011. The decrease in the cash balance was attributed to the use of cash during the period for day-to-day activities.  The decrease in total assets was attributed to the decrease in cash noted above and the decrease in prepaid expenses and deposits of $7,575 relating to the amortization of prepaid insurance and membership costs.

As at September 30, 2012, the Company had total liabilities of $943,052 compared with total liabilities of $805,977 as at December 31, 2011. The increase in total liabilities is attributed to an increase of account payable and accrued liabilities of $68,769, $42,499 of which pertained to trade accounts payable and $26,270 pertained to related party accounts payable and accrued liabilities as well as an increase in the convertible debenture due to the accretion of the discount of the convertibility feature of $8,306 along with $60,000 of additional loan proceeds received.

As at September 30, 2012, the Company has a working capital deficit of $372,216 compared with working capital of $9,107 at December 31, 2011 with the decrease in the working capital attributed to the decrease of $304,979 in cash held to pay for day-to-day activities of the Company and an increase in accounts payable and accrued liabilities during the period and a decrease of $5,575 relating to the amortization of prepaid insurance and membership costs.

Cashflow from Operating Activities

During the nine months ended September 30, 2012, the Company used $364,979 of cash for operating activities compared to the use of $113,180 of cash for operating activities during the nine months ended September 30, 2011.  The increase in the use of cash for operating activities was attributed to the fact that the Company incurred larger amounts for general and administrative costs for the period for day-to-day activities as well as an increase in consulting fees related to the renewable energy and eco-sustainable technologies owned.

Cashflow from Financing Activities

During the nine months ended September 30, 2012, the Company received $60,000 of proceeds from financing activities compared to $561,151 during the nine months ended September 30, 2011. The decrease in proceeds from financing activities was due to the fact that the Company was only able to raise $60,000 from the issuance of a note payable in the period ended September 30 2012, compared with $710,6000 of notes payable raised in the period ended September 30, 2011 which was offset by repayments on the loan payable of $149,449.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.                   RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 5.                      OTHER INFORMATION.

On September 24, 2012, we announced we have entered into a research and development cooperation agreement with National Research Centre—“Kurchatov Institute” located in Moscow, Russia.

On September 25, 2012, we announced that the deposit transaction restriction (“deposit chill”), placed on our common stock by The Depository Trust Company (DTC) in January, has been lifted.

On September 28, 2012, we announced that the United States Patent & Trademark Office granted patent no. 8,197,857 “Method for Eliminating Carbon Dioxide from Waste Gases”, which we license.

On October 22, 2012, we announced the formation of a wholly-owned Canadian-based subsidiary, HDS Energy and Ecosystems NB, Ltd, headquartered in Saint John, New Brunswick, Canada.

ITEM 6.                      EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Management Agreement between the Company and Mr. Mark Simon dated March 23, 2010.	10-K	4/07/10	10.1
10.2	Promissory Note issued to Newton Management Ltd. dated September 28, 2010.	8-K	10/08/10	10.1
10.3	Amended Management Agreement between the Company and Mr. Mark Simon dated October 1, 2010.	8-K	11/10/10	10.1
10.4	Investors Relations Services Agreement with Blue Chip IR dated October 1, 2010.	10-Q	11/15/10	10.3
10.5	Share Exchange Agreement with AmeriSure Pharmaceuticals LLC dated May 13, 2011.	8-K	5/16/11	10.1
10.6	Promissory Note to Amerisure Pharmaceuticals, LLC dated June 20, 2011.	8-K	6/29/11	10.1
10.7	Promissory Note to Serik Enterprises, Inc.	8-K	8/12/11	10.1
10.8	Settlement Agreement with Vail International Ltd.	8-K	8/12/11	10.2
10.9	Settlement Agreement with Newton Management Ltd.	8-K	8/12/11	10.3
10.10	Settlement Agreement with Mark Simon.	8-K	8/12/11	10.4
10.11	Settlement Agreement with Carrillo Huettel, LLC.	8-K	8/12/11	10.5
10.12	Asset Acquisition Agreement.	8-K	8/17/11	10.1
10.13	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.14	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.15	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.16	Intellectual Property License Agreement with Hillwinds Energy Development Corporation.	10-K	4/16/12	10.1
14.1	Code of Ethics.	10-K	3/29/11
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Press Release dated September 24, 2012.				X
99.2	Press Release dated September 25, 2012.				X
99.3	Press Release dated September 28, 2012.				X
99.4	Press Release dated October 22, 2012.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of November, 2012.

HDS INTERNATIONAL CORP.
(the “Registrant”)

BY:	TASSOS RECACHINAS
Tassos Recachinas
President

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Management Agreement between the Company and Mr. Mark Simon dated March 23, 2010.	10-K	4/07/10	10.1
10.2	Promissory Note issued to Newton Management Ltd. dated September 28, 2010.	8-K	10/08/10	10.1
10.3	Amended Management Agreement between the Company and Mr. Mark Simon dated October 1, 2010.	8-K	11/10/10	10.1
10.4	Investors Relations Services Agreement with Blue Chip IR dated October 1, 2010.	10-Q	11/15/10	10.3
10.5	Share Exchange Agreement with AmeriSure Pharmaceuticals LLC dated May 13, 2011.	8-K	5/16/11	10.1
10.6	Promissory Note to Amerisure Pharmaceuticals, LLC dated June 20, 2011.	8-K	6/29/11	10.1
10.7	Promissory Note to Serik Enterprises, Inc.	8-K	8/12/11	10.1
10.8	Settlement Agreement with Vail International Ltd.	8-K	8/12/11	10.2
10.9	Settlement Agreement with Newton Management Ltd.	8-K	8/12/11	10.3
10.10	Settlement Agreement with Mark Simon.	8-K	8/12/11	10.4
10.11	Settlement Agreement with Carrillo Huettel, LLC.	8-K	8/12/11	10.5
10.12	Asset Acquisition Agreement.	8-K	8/17/11	10.1
10.13	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.14	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.15	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.16	Intellectual Property License Agreement with Hillwinds Energy Development Corporation.	10-K	4/16/12	10.1
14.1	Code of Ethics.	10-K	3/29/11
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Press Release dated September 24, 2012.				X
99.2	Press Release dated September 25, 2012.				X
99.3	Press Release dated September 28, 2012.				X
99.4	Press Release dated October 22, 2012.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X