Form 10-K/A
period 2011-12-31
HDS INTERNATIONAL CORP.
filed 2013-01-18
CIK 1454742

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A-1

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

 /s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas
April 16, 2012

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	December 31, 2011 $	December 31, 2010 $
ASSETS

Current Assets
Cash	320,178	33,034
Prepaid expenses and deposits	7,575	–

Total Assets	327,753	33,034

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	6,509	30,567
Accounts payable and accrued liabilities – related	12,137	–
Due to related parties	300,000	11,965
Notes payable	–	139,600

Total Current Liabilities	318,646	182,132

Convertible debenture, net of discount of $12,669	487,331	–

Total Liabilities	805,977	182,132

Stockholders’ Equity (Deficit)

Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Class A Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 7,500,000 and nil preferred shares, respectively	7,500	–

Common Stock Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 347,380,000 and 538,200,000 common shares, respectively	347,380	538,200

Additional paid-in capital	(345,427)	(518,801)

Equity (Deficit) accumulated during the development stage	(487,677)	(168,497)

Total Stockholders’ Equity (Deficit)	(478,224)	(149,098)

Total Liabilities and Stockholders’ Equity (Deficit)	327,753	33,034

(The accompanying notes are an integral part of these financial statements)

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Year ended December 31, 2011 $	Year ended December 31, 2010 $	Accumulated from November 3, 2008 (date of inception) to December 31, 2011 $

Revenue	–	–	–

Operating Expenses
Consulting fees	120,500	60,000	180,500
General and administrative	35,534	892	37,087
Management fees	20,000	21,500	43,727
Professional fees	41,056	51,000	104,606
Transfer agent fees	3,469	6,504	17,938

Total Operating Expenses	220,559	139,896	383,858

Loss Before Other Income (Expenses)	(220,559)	(139,896)	(383,858)

Other Expenses (Income)
Accretion expense	4,131	–	4,131
Loss (gain) on settlement of debt	(24,552)	–	(24,552)
Impairment of intangible assets	92,538	–	92,538
Interest expense	26,504	5,198	31,702

Total Other Expenses (Income)	98,621	5,198	103,819

Net Income (Loss) for the Period	(319,180)	(145,094)	(487,677)

Net Income (Loss) Per Share, Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	466,054,356	521,965,476

(The accompanying notes are an integral part of these financial statements)

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Year ended December 31, 2011 $	Year ended December 31, 2010 $	Accumulated from November 3, 2008 (date of inception) to December 31, 2011 $
Operating Activities

Net income (loss)	(319,180)	(145,094)	(487,677)

Adjustment to reconcile net income (loss) to cash used in operating activities:
Accretion expense	4,131	–	4,131
Gain on settlement of debt	(24,552)	–	(24,552)
Impairment of intangible assets	92,538	–	92,538
Stock-based compensation	–	–	2,227
Shares issued for management fees	–	7,000	7,000

Changes in operating assets and liabilities:
Prepaid expense and deposits	(7,575)	–	(7,575)
Accounts payable and accrued liabilities	3,494	19,552	34,061
Accounts payable and accrued liabilities – related	12,137	–	12,137
Due to related parties	–	11,965	11,965

Net Cash Used in Operating Activities	(239,007)	(106,577)	(355,745)

Investing activities
Acquisition of intangible assets	10,000	–	10,000

Net Cash Used by Investing Activities	(10,000)	–	(10,000)

Financing activities
Proceeds from loan payable	510,000	139,600	649,600
Repayments of loan payable	(149,449)	–	(149,449)
Proceeds from related parties	–	–	2,649
Repayments to related parties	(25,000)	–	(25,000)
Capital Contribution	200,600		200,600
Proceeds from the issuance of common stock	–	–	7,523

Net Cash Provided by Financing Activities	536,151	139,600	685,923

Increase (decrease) in Cash	287,144	33,023	320,178

Cash, Beginning of Period	33,034	11	–

Cash, End of Period	320,178	33,034	320,178

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Forgiveness of related party debt	–	2,649	2,649
Issuance of common shares for acquisition of assets	250,000	–	250,000
Issuance of preferred shares for acquisition of assets	7,500	–	7,500
Issuance of note payable for acquisition of assets	325,000	–	325,000

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

On August 12, 2011, the Company owed $24,965 to the former President of the Company for management fees, the amount owing was unsecured, non-interest bearing and due on demand.  On August 12, 2011, the Company repaid $10,000 and the former President of the Company forgave the outstanding amount owing of $14,965, which was recorded as a gain on settlement of debt and included in additional paid in capital due to the transaction occurring with a related party.

On October 7, 2011, the Company paid $10,000 to Hillwinds Energy Development Corp, a corporation controlled by our President, Tassos Recachinas, pursuant to an intellectual property license agreement dated September 2, 2011, under which HEDC licensed us certain intellectual property in consideration of $10,000.

The intellectual property licensed to us relates to the reutilization of carbon dioxide using genetically modified algae as an active agent in a biological reactor converting carbon dioxide into methane.  The technology licensed to us is the subject matter of a recent Provisional Patent Application #61/575,935 filed with the United States Patent and Trademark Office.  The licensed territory consists of Back Bay, New Brunswick, Canada, and any geographical area within 50 miles from the center of Back Bay, with the boundary on the west being the border with the State of Maine in the United States.

In determining the consideration for the license, we considered the following factors:   the status of the underlying patent application, the stage of development of the intellectual property, the business application potential of the intellectual property by us, the duration of the license, and the other terms of the license.   Based upon those factors, we determined that the consideration for the patent was more favorable to us than could be obtained from and independent third party, however, we did not obtain any independent opinion as to the appropriateness of the consideration paid to HEDC. .

As at December 31, 2011, the Company owed $312,137 to Hillwinds Ocean Energy, LLC (“HOEL”), a company controlled by our President, the amounts owing unsecured, bearing interest at 10% per annum, and due August 16, 2012.  During 2011, the Company repaid $0 of accrued interest and $25,000 of principal under the obligation.  As at December 31, 2011, the Company has recorded accrued interest of $12,137.

Tassos Recachinas is our only promoter.  In addition to the transactions described herein this Item 3, Mr. Recachinas received $9,000 from us during 2011 (nil, 2012) for management consulting services.  Mr. Recachinas has not received anything else of value (including money, property, contracts, options or rights of any kind) from us other than we paid HOEL, a corporation owned and controlled by Mr. Recachinas (a) 7,500,000 shares of our Class A Preferred Stock, $0.001 par value per share; (b) 250,000,000 shares of our common stock, $0.001 par value per share, and (c) a twelve month, 10% promissory note in the sum of $325,000, in connection with the purchase of certain assets from HOEL, including a certain license relating to technologies for gas exchange, carbon dioxide capture and sequestration, algae biomass production and other renewable energy and eco-sustainability applications, as described in the Asset Acquisition Agreement dated August 16, 2011.  HOEL is the majority owner of our issued and outstanding common stock and sole owner of all our issued and outstanding preferred stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K/A and has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of January, 2013.

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

Signature	Title	Date

TASSOS RECACHINAS	President, Principal Executive Officer, Principal	January 16, 2013
Tassos Recachinas	Financial Officer, Principal Accounting Officer,
Secretary/Treasurer and sole member of the Board
of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Management Agreement between the Company and Mr. Mark Simon dated March 23, 2010.	10-K	4/07/10	10.1
10.2	Promissory Note issued to Newton Management Ltd. dated September 28, 2010.	8-K	10/08/10	10.1
10.3	Amended Management Agreement between the Company and Mr. Mark Simon dated October 1, 2010.	8-K	11/10/10	10.1
10.4	Investors Relations Services Agreement with Blue Chip IR dated October 1, 2010.	10-Q	11/15/10	10.3
10.5	Share Exchange Agreement with AmeriSure Pharmaceuticals LLC dated May 13, 2011.	8-K	5/16/11	10.1
10.6	Promissory Note to Amerisure Pharmaceuticals, LLC dated June 20, 2011.	8-K	6/29/11	10.1
10.7	Promissory Note to Serik Enterprises, Inc.	8-K	8/12/11	10.1
10.8	Settlement Agreement with Vail International Ltd.	8-K	8/12/11	10.2
10.9	Settlement Agreement with Newton Management Ltd.	8-K	8/12/11	10.3
10.10	Settlement Agreement with Mark Simon.	8-K	8/12/11	10.4
10.11	Settlement Agreement with Carrillo Huettel, LLC.	8-K	8/12/11	10.5
10.12	Asset Acquisition Agreement.	8-K	8/17/11	10.1
10.13	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.14	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.15	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.16	Intellectual Property License Agreement with Hillwinds Energy Developement Corporation.				X
14.1	Code of Ethics.	10-K	3/29/11
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X