Form 10-K
period 2012-12-31
HDS INTERNATIONAL CORP.
filed 2013-03-28
CIK 1454742

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Commission File Number:   000-53949

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2012: $808,254.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
377,203,078 as of March 26, 2013.

PART I

ITEM 1.                  BUSINESS.

General

HDS International, Inc. (the “Company”, “we”, or “us”) is a green technology company providing renewable energy and eco-sustainability solutions.  We are a developmental stage business, have not generated any revenues to date and have a history of operating losses.

The Company was incorporated November 3, 2008 under the laws of the State of Nevada, to engage in providing certain business services.

On August 16, 2011, we entered into an Asset Acquisition Agreement (the “Agreement”) with Hillwinds Ocean Energy, LLC, a privately held consulting company (“HOEL”), under which we acquired from HOEL certain of HOEL’s assets, including a certain license relating to technologies for gas exchange, carbon dioxide capture and sequestration, algae biomass production and other renewable energy and eco-sustainability applications.

In exchange for the assets, we paid HOEL consideration of: (a) 7,500,000 shares of our Class A Preferred Stock, $0.001 par value per share; (b) 250,000,000 shares of our common stock, $0.001 par value per share, and (c) a twelve month, 10% promissory note in the sum of $325,000.  HOEL is the majority owner of our issued and outstanding common stock and sole owner of all our issued and outstanding preferred stock.

Simultaneous with the Asset Acquisition Agreement, our former president, Mr. Mark Simon, returned for cancellation 440,820,000 shares of common stock, which were cancelled by us, and resigned from his positions as officer and director of the Company.  Mr. Tassos D. Recachinas (“Mr. Recachinas”), president of HOEL, was appointed as our president and to our board of directors, becoming our sole officer and director.  Mr. Recachinas continues to serve as president of both HOEL and of our Company, and as president and sole director of HOEL, exercises supermajority control over our Company.

We determined the consideration for the assets and the license through negotiation.  There is no comparable product/license on the market, accordingly it could be said that the price for both was arbitrarily determined.

Pursuant to the terms of the license, we acquired the exclusive rights to develop, make, use, market and sell certain products and to practice certain processes within our licensed territory.  Our licensed territory under the license consists of Back Bay, New Brunswick, Canada, and any geographical area within 50 miles from the center of Back Bay, with the boundary on the west being the border with the State of Maine in the United States.  We believe our licensed territory offers favorable geological conditions conducive to the implementation of our underlying technologies.

On October 1, 2011, we reached a management consulting agreement with Alexander M. Chirkov, M.D., Ph.D., (“Dr. Chirkov”), whereby Dr. Chirkov became our Chief Scientific Officer.  Our core technologies were developed by Dr. Chirkov and we believe we require his involvement to deploy, implement and commercialize our technologies.

On October 7, 2011, the Company expanded its intellectual property portfolio by entering into a certain new license agreement (the “October 2011 License”) with Hillwinds Energy Development Corp. (“HEDC”), which is controlled by our President and sole Director.  The October 2011 License was identical in geographic territory as the August 16 License, but addressed newly developed technology.

On October 22, 2012, we formed a wholly-owned Canadian-based subsidiary, HDS Energy and Ecosystems NB, Ltd, headquartered in Saint John, New Brunswick, Canada, to be responsible for HDS International’s business and research and development interests in the Province of New Brunswick, Canada.  The subsidiary was established to facilitate HDS International’s sales, marketing, grant application, and other business development efforts within the Province, as well as in response to certain potential customer requirements in the Province.

On November 30, 2012, we reached a seven year exclusivity agreement with the City of Saint John, NB, Canada for the installation of an anaerobic digester, beginning with a feasibility study.  Under the terms of the agreement, HDS has received exclusive rights to pursue the installation of anaerobic digester waste-to-energy systems to operate in conjunction with the City of Saint John’s wastewater treatment infrastructure.   We intend for the anaerobic digester project to incorporate HDS’ licensed carbon capture and algae biomass production technologies incremental to a traditional anaerobic digester’s functionality. Initially, HDS will be responsible for leading a feasibility study for an anaerobic digester facility that would incorporate its technologies at the City of Saint John’s “Lancaster” Wastewater Treatment Facility site, at its own expense.  The City will contribute staff support and other internal assistance to HDS during the study, and has agreed to team on any grant applications identified by HDS.  The agreement was executed by HDS’ President and CEO, as well as Saint John’s City Manager after receiving approval by resolution of the City’s Common Council.

If the City of Saint John determines to proceed under our agreement to implement an anaerobic digester incorporating our licensed carbon capture and algae biomass production technologies project based on our feasibility study, we will seek to negotiate a new contract with the City of Saint John to earn revenues as general contractor of the project.  We intend to seek to generate revenue through subcontracting the anaerobic digester installation to an experienced anaerobic digester manufacturer and installer, and generate additional revenues through the sale of our carbon capture and algae biomass production equipment required by the project.  We are unable to accurately predict our potential for revenues from our contract until we complete our feasibility study.

On December 10, 2012, through our wholly-owned Canadian subsidiary, HDS Energy and Ecosystems NB, Ltd., we entered into a new technology license agreement with HEDC, which expands the geographic territory under our previous technology licenses.  All previous license agreements between HDS and HEDC, including the license under asset acquisition agreement dated August 15, 2011, and the intellectual property agreement consummated October 7, 2011 (dated September 2, 2012) have been terminated and superseded in their entirety by the new license agreement (the “NB Provincial License”).

The NB Provincial License expands our exclusive geographic territory to cover the entire Province of New Brunswick, Canada, as compared to the previous exclusive geographic territory under our other licenses, which was defined as Back Bay, New Brunswick, Canada, and any geography within 50 miles from the center of Back Bay, with the boundary on the west being the border with the State of Maine in the United States.  We intend to earn revenues from the license agreement by developing, marketing and selling products utilizing HEDC’s technologies within our licensed geographic territory.

The financial terms of the NB Provincial License transaction to expand our geographic territory were deemed immaterial, with no cash or securities paid or owed by the Company to HEDC.  HEDC is controlled by the Company’s officers and directors, who also control the majority of the Company’s basic and fully diluted shares of common stock, and accordingly this transaction was classified as a related-party transaction and was not conducted at arm’s-length.

As of the date of this report, we have no contracted revenue stream and have taken only minimal steps toward the development of our business.

Technology

Our licensed technology and intellectual property portfolio consists of gas exchange technologies to capture, store, biosequester and reutilize carbon dioxide, and biomass production technologies for growth of algae (or other vegetation) for marketable purposes.

We believe that our carbon capture technologies can, among other things, be utilized to capture CO2 directly from flue gas streams, reducing emissions and pollution into the atmosphere.  Conjointly, our biomass production technologies can be utilized for the controlled, high-rate production of algae, which in turn can be utilized as feedstock for energy production, including fuels and electricity, as well as for other bioproducts.

Carbon Capture, Storage, Biosequestration and Reutilization

Our technologies can be used to capture and store CO2.  CO2 may be captured using a variety of techniques, and once captured, the CO2 can be permanently stored, or sequestered, to avoid future release into the atmosphere.

Primary existing pathways to carbon sequestration include existing geological, biological and chemical methods.  Geological sequestration may be accomplished by storing CO2 in geological formations, including underground reservoirs.  This method faces significant limitations and potential liabilities as storage capacity is limited and the non-trivial scenario of an accidental high pressure leak or rock penetration could be catastrophic.

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

Products and Customers

We plan to design and construct carbon dioxide capture and algae biomass production equipment sets to the specifications of clients.

Our primary target clients include existing anaerobic digestion facility manufacturers and operators.  An anaerobic digestion facility, also known as an anaerobic digester, is a waste management facility that uses microorganisms to break down biodegradable material (such as manure, food processing waste and algae, among other biodegradable materials), producing a biogas that typically consists of a mixture of carbon dioxide and methane, among other gases.  The methane can be combusted to release energy and generate electricity as a source of renewable energy.

A common problem that anaerobic digestion facilities often face is that excess biogas not used on-site for energy purposes is typically flared and wasted.  The reason for this is that excess methane produced by an anaerobic digester that is unable to be utilized immediately for power purposes cannot be compressed and stored for future transport or use due to its mixture with other gases, including carbon dioxide.

We believe our proprietary carbon dioxide removal systems can be customized and installed to process biogas produced by existing anaerobic digester facilities and remove carbon dioxide from the biogas.  Once carbon dioxide has been removed from the biogas, the mixture of methane can be more easily compressed and stored for future transport or use, providing anaerobic digestion facilities an increased source of revenue through the ability to potentially sell this storable methane which may previously have been flared and wasted.

We also offer proprietary algae biomass production systems designed to utilize captured or otherwise sourced carbon dioxide for the controlled, localized production of algae.  We believe our proprietary algae biomass systems can be used to transfer carbon dioxide, captured using our carbon capture systems or otherwise, to algae.  We believe our proprietary algae production systems can assist algae growth.

We intend to earn revenues by leasing our carbon dioxide removal and algae biomass production equipment through monthly and annual operating leases, as well as through the sale of such equipment to our customers.  We also seek to generate revenues through training and maintenance services, or through sublicensing agreements.  We are unable to accurately estimate the potential costs or revenues associated with our carbon capture systems or algae biomass production systems until we conduct our feasibility study.

Algae can also be supplied to anaerobic digesters as feedstock to increase biogas and energy production for an anaerobic digester facility accepting algae. As part of our product offering, we will also seek to oversee the installation of an anaerobic digestion facility by obtaining exclusivity agreements for digesters, and then subcontracting the installation to experience anaerobic digester manufacturers while ensuring that any such installation incorporates our technologies.   Under this scenario, we intend to generate revenue through subcontracting the anaerobic digester installation while generating additional potential revenues through the sale of our carbon capture and algae biomass production equipment to the project.  We are unable to accurately predict our potential for revenues under this model until we complete our feasibility study.

We believe that other waste management and renewable energy companies can be potential customers for our technologies, but have not established a specific business plan with respect to those customers at this time.

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

We believe there can be minimal waste from a biomass harvest, with different components of the total harvest utilized for various purposes, including the production of specific bioproducts.

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

Employees

We are a development stage company and currently have no full time employees.  We have two part-time employees, which consist of our President and CEO (Mr. Recachinas) and our Chief Scientific Officer (Dr. Chirkov).

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

ITEM 4.                  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock commenced trading on the over-the-counter Bulletin Board on October 7, 2009.  It currently trades under the symbol “HDSI”.  Following is a table of the high bid price and the low bid price for each quarter during the last two years.

2012	High Bid	Low Bid
First Quarter, Ending March 31	$0.149	$0.01
Second Quarter, Ending June 30	$0.006	$0.009
Third Quarter, Ending September 30	$0.01	$0.0037
Fourth Quarter, Ending December 31	$0.008	$0.0030

2011	High Bid	Low bid
First Quarter, Ending March 31	$0.00	$0.00
Second Quarter, Ending June 30	$0.00	$0.00
Third Quarter, Ending September 30	$0.349	$0.090
Fourth Quarter, Ending December 31	$0.168	$0.029

Holders

As of March 13, 2013, there were approximately 43 shareholders of record of our common stock.

Dividends

We have never paid any cash dividends and do not anticipate the payment of cash dividends in the foreseeable future.

Status of Our Public Offering

On February 14, 2013, our Form S-1 registration statement (SEC file no. 333-182573) was declared effective by the SEC. Pursuant to the Form S-1, we are offering no minimum, 50,000,000 shares of common stock maximum at an offering price of $0.005 per share in a direct public offering, without any involvement of underwriters or broker-dealers. As of March 20, 2013, we have not sold any shares in our public offering.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan
Plan category	Number of securities issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	0	0	30,000,000

Total	0	0	30,000,000

On July 18, 2012 a Registration Statement on Form S-8 (the “Registration Statement”) was filed by us together with our 2012 Non-Qualified Stock Option Plan (the “Plan”) relating to 30,000,000 shares of our common stock, par value $0.001 per share, to be offered and sold to accounts of eligible persons.

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

We are considered a start-up corporation.  Our auditors have issued a going concern opinion on the consolidated financial statements for the year ended December 31, 2012.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out suppliers for products to sell and source out customers to buy our products. We believe the technical aspects of our websites will be sufficiently developed to use for our operations 60 days from the completion of our offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. We will not begin operations until we raise money from our public offering.

To meet our need for cash we are attempting to raise money from our public offering. We believe that we will be able to raise enough money through our public offering to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced.  Regardless of the amount of money we raise in our public offering, we believe we will have sufficient cash to maintain operations during the next twelve months.

If we are unable to generate revenues as expected we believe we will be able to meet our cash requirements for the twelve months following the completion of our public offering, if we raise the maximum amount.  If we fail to raise any funds and are unable to achieve revenues, as expected, we believe we will be able to meet our cash requirements for the next three month and we will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others, in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We will be responsible for the outstanding offering expenses regardless of the outcome of our public offering.

Hardware is comprised of office equipment and computers for desktop use, as well as materials needed to construct product prototypes. If we raise at least $50,000, we will purchase office communications equipment, including one computer.  If the maximum is raised, we will purchase three desktop computers and materials to construct a carbon dioxide removal and reutilization platform prototype.

Assets will be purchased from unaffiliated third parties at the market price for the assets.  As of the date hereof, we have not identified the persons from whom we will purchase the assets.

Website costs are related to developing our websites. Our corporate website will cost $2,000 to update. If $250,000 is raised, we will be able to incorporate additional functionality to the website for a total cost of $5,625.

Marketing and advertising is related to the design and purchase of various types of marketing materials and brochures which will promote our services to customers.  If the maximum is raised, we can purchase large banners and other professional quality posters to display at trade shows and other similar functions.

If we raise $250,000 from our public offering, we intend to pay two business development personnel and two scientists/engineers.

Working capital is the cost related to operating our office. It is comprised of expenses for telecommunications, mail, stationary, accounting, acquisition of office equipment and supplies, expenses of filing reports with the SEC, travel, and general working capital.

If we do not raise any money in our public offering, we may not be able to maintain our operations during the next twelve months and our plan for growth will be hampered.

We will not receive any proceeds from the sale of the shares of common stock by the selling shareholders.  All proceeds from the sale of shares of common stock by selling shareholders will be received by the selling shareholders.

Plan of Operation - Milestones

The Company is only in the beginning stages of being able to access the renewable energy and eco-sustainability marketplace.

Over the next twelve months, our primary target milestones include:

1.
Entering into employment agreements with our Chief Scientific Officer (Dr. Alexander Chirkov), our President (Tassos D. Recachinas), and at least one other senior executive.  We plan to conduct an executive search to identify an experienced executive with relevant technology and business experience to join our team.   We expect all three formal employment agreements to cost us approximately $800,000 in cash.

2.
Entering into a contract with at least one corporation to implement our carbon capture technology utilizing their infrastructure.  We expect the business development and any subsequent implementation effort to cost us approximately $300,000.

3.
Applying for at least one grant opportunity per quarter, from a Federal or U.S. State-sponsored organization or entity.  We expect grant writing expenses, including those associated with consultants, to total approximately $50,000.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

RESULTS OF OPERATIONS - DECEMBER 31, 2012 COMPARED TO DECEMBER 31, 2011

Working Capital

	December 31, 2012 $	December 31, 2011 $
Current Assets	12,650	327,753
Current Liabilities	476,951	318,646
Working Capital (Deficit)	(464,301)	9,107

Cash Flows

	For the year ended December 31, 2012 $	For the year ended December 31, 2011 $
Cash Flows from (used in) Operating Activities	(402,528)	(239,007)
Cash Flows from (used in) Investing Activities	–	(10,000)
Cash Flows from (used in) Financing Activities	95,000	536,151
Net Increase (decrease) in Cash During Period	(307,528)	287,144

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2012 were $543,922 compared with $220,559 for the year ended December 31, 2011. The increase in operating expenses was attributed to an increase in general and administrative expense of $25,114 for day-to-day operating costs, consulting expenses of $291,250 and professional fees of $29,798 due to an increase in legal expenses incurred during the current year offset by decrease in transfer agent fees of $2,799 and management fees of $20,000 as there was a change in management during the period.

During the year ended December 31, 2012, the Company recorded a net loss of $644,602 compared with a net loss of $319,180 for the year ended December 31, 2011.  In addition to the above, the Company incurred an increase of $18,037 of interest expense relating to debt balances, accretion expense of $8,538 for the fair value of the beneficial conversion feature on the convertible note issued in August 2011, a net change in loss on settlement of debt of $68,022 relating to the settlement of outstanding obligations recorded during the current and prior fiscal years offset by a decrease in impairment of intangible assets of $92,538 incurred in the prior fiscal year.

Liquidity and Capital Resources

As at December 31, 2012, the Company’s cash balance and total assets consisted of $12,650 compared to cash balance and total assets of $327,753 as at December 31, 2011. The decrease in the cash balance was attributed the use of cash during the year for day-to-day activities offset by proceeds of  $35,000 for the issuance of common stock and $60,000 for loans payable which  were unsecured, due interest at 6% per annum and were converted into common stock on November 26, 2012. The decrease in total assets was attributed to the decrease in cash noted above in addition to $7,575 of prepaid expenses and deposits held in the prior fiscal year and expensed in the current year.

As at December 31, 2012, the Company had total liabilities of $476,951 compared with total liabilities of $805,977 as at December 31, 2011. The decrease in total liabilities is attributed to the conversion of $520,055 of the convertible debenture, consisting of principal of $500,000 and interest of $20,055, into common stock and was offset by increases in accounts payable and accrued liabilities of $158,305 and the accretion of the remaining balance of the discount on beneficial conversion of $12,669 on the convertible debenture.

As at December 31, 2012, the Company has a working capital deficit of $464,301 compared with a working capital $9,107 at December 31, 2011 with the decrease in the working capital attributed to decrease in cash used to fund day-to-day activities and an increase in accounts payable and accrued liabilities due to the low cash balance held at year end.

Cashflow from Operating Activities

During the year ended December 31, 2012, the Company used $402,528 of cash for operating activities compared to the use of $239,007 of cash for operating activities during the year ended December 31, 2011.  The increase in the use of cash for operating activities was attributed to the fact that the Company paid for outstanding and current obligations with existing cash raised from debt financing.

Cashflow from Investing Activities

During the year ended December 31, 2012, the Company used $nil for investing activities compared with the use of $10,000 for investing activities during the year ended December 31, 2011. The decrease in the use of cash for investing activities was attributed to the purchase of an intangible asset for the rights to a license in the prior year compared to no acquisitions in the current year. During the year ended December 31, 2011, management reviewed the asset for indications of impairment and decided to fully impair the asset.

Cashflow from Financing Activities

During the year ended December 31, 2012, the Company received $95,000 of proceeds from financing activities compared to $825,000 during the year ended December 31, 2011. The decrease in proceeds from financing activities was due to receipt of $825,000 in short-term and long-term debt financing received during the prior year less repayments and settlements made during the period compared with only $95,000 received during the same period in the current year.

Subsequent Developments

On January 2, 2013, we entered into a consulting agreement (the “Agreement”) with The Holden Group, LLC, a Tennessee Limited Liability Company (the “Consultant”). Pursuant to the terms of the Agreement, we have agreed to pay to the Consultant $2,000 cash upon the execution of the Agreement, $500 on the first month anniversary of the Agreement; $500 on the second month anniversary of the Agreement; and, $500 on the third month anniversary of the Agreement. We have also delivered to the Consultant 600,000 restricted shares of our common stock as per the terms of the Agreement.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited consolidated financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. A complete summary of these policies is included in the notes to our consolidated financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)

December 31, 2012 and 2011

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of HDS International Corp (a Development Stage Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from November 3, 2008 (inception) through December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HDS International Corp.  as of December 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company suffered a net loss from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas
March 27, 2013

Index to Financials

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	December 31, 2012 $	December 31, 2011 $
ASSETS

Current Assets

Cash	12,650	320,178
Prepaid expenses and deposits	-	7,575

Total Assets	12,650	327,753

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	119,732	6,509
Accounts payable and accrued liabilities - related parties	57,219	12,137
Due to related parties	300,000	300,000

Total Current Liabilities	476,951	318,646

Convertible debentures, net of unamortized discount of $nil and $12,669, respectively	-	487,331

Total Liabilities	476,951	805,977

Stockholders’ Equity (Deficit)

Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	-	-

Class A Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 7,500,000 shares	7,500	7,500

Common Stock Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 376,603,078 and 347,380,000 shares, respectively	376,603	347,380

Additional paid-in capital	283,875	(345,427)

Equity (Deficit) accumulated during the development stage	(1,132,279)	(487,677)

Total Stockholders’ Equity (Deficit)	(464,301)	(478,224)

Total Liabilities and Stockholders’ Equity (Deficit)	12,650	327,753

(The accompanying notes are an integral part of these consolidated financial statements)

Index to Financials

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

	Year ended December 31, 2012 $	Year ended December 31, 2011 $	Accumulated from November 3, 2008 (date of inception) to December 31, 2012 $

Revenue	-	-	-

Operating Expenses

Consulting fees	411,750	120,500	592,250
General and administrative	60,648	35,534	97,735
Management fees	-	20,000	43,727
Professional fees	70,854	41,056	175,460
Transfer agent fees	670	3,469	18,608

Total Operating Expenses	543,922	220,559	927,780

Income (Loss) Before Other Expenses (Income)	(543,922)	(220,559)	(927,780)

Other Expenses (Income)

Accretion expense	12,669	4,131	16,800
Loss (gain) on settlement of debt	43,470	(24,552)	18,918
Impairment of intangible assets	-	92,538	92,538
Interest expense	44,541	26,504	76,243

Total Other Expenses (Income)	100,680	98,621	204,499

Net Income (Loss) for the Period	(644,602)	(319,180)	(1,132,279)

Net Income (Loss) Per Share, Basic and Diluted	-	-

Weighted Average Shares Outstanding	350,207,767	466,054,356

(The accompanying notes are an integral part of these consolidated financial statements)

Index to Financials

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
For the Period from November 3, 2008 (Date of Inception) to December 31, 2012
(expressed in U.S. dollars)

							Deficit
							Accumulated
					Additional	Stock	During the
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Development
		Amount		Amount	Capital	Receivable	Stage	Total
	#	$	#	$	$	$	$	$

Balance, November 3, 2008 (Date of Inception)	-	-	-	-	-	-	-	-

Issuance of shares for cash	-	-	477,900,000	477,900	(477,900)	-	-	-
							-
Issuance of shares for cash	-	-	8,100,000	8,100	(5,850)	(23)	-	2,227

Net loss for the period	-	-	-	-	-	-	(5,212)	(5,212)

Balance, December 31, 2008	-	-	486,000,000	486,000	(483,750)	(23)	(5,212)	(2,985)

Stock subscription receivable received	-	-	-	-	-	23	-	23

Issuance of shares for cash	-	-	21,600,000	21,600	(15,600)	-	-	6,000

Issuance of shares for cash	-	-	5,400,000	5,400	(3,900)	-	-	1,500

Net loss for the year	-	-	-	-	-	-	(18,191)	(18,191)

Balance, December 31, 2009	-	-	513,000,000	513,000	(503,250)	-	(23,403)	(13,653)

Issuance of shares for management fees	-	-	25,200,000	25,200	(18,200)	-	-	7,000

Forgiveness of loan	-	-	-	-	2,649	-	-	2,649

Net loss for the year	-	-	-	-	-	-	(145,094)	(145,094)

Balance, December 31, 2010	-	-	538,200,000	538,200	(518,801)	-	(168,497)	(149,098)

Shares cancelled	-	-	(440,820,000)	(440,820)	440,820	-	-	-

Shares issued for acquisition of assets	7,500,000	7,500	250,000,000	250,000	(499,962)	-	-	(242,462)

Capital contribution	-	-	-	-	200,751	-	-	200,751

Beneficial conversion feature	-	-	-	-	16,800	-	-	16,800

Settlement of debt to related party	-	-	-	-	14,965	-	-	14,965

Net loss for the year	-	-	-	-	-	-	(319,180)	(319,180)

Balance, December 31, 2011	7,500,000	7,500	347,380,000	347,380	(345,427)	-	(487,677)	(478,224)

Conversion of debt	-	-	19,223,078	19,223	604,302	-	-	623,525

Issuance of shares for cash	-	-	10,000,000	10,000	25,000	-	-	35,000

Net loss for the year	-	-	-	-	-	-	(644,602)	(644,602)

Balance, December 31, 2012	7,500,000	7,500	376,603,078	376,603	283,875	-	(1,132,279)	(464,301)

(The accompanying notes are an integral part of these consolidated financial statements)

Index to Financials

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

	Year ended December 31, 2012 $	Year ended December 31, 2011 $	Accumulated from November 3, 2008 (date of inception) to December 31, 2012 $
Operating Activities

Net loss	(644,602)	(319,180)	(1,132,279)

Adjustment to reconcile net loss to cash used in operating activities:
Accretion of debt discount	12,669	4,131	16,800
Loss (gain) on settlement of debt	43,470	(24,552)	18,918
Impairment of intangible assets	-	92,538	92,538
Stock-based compensation	-	-	2,227
Shares issued for management fees	-	-	7,000

Changes in operating assets and liabilities:
Prepaid expense and deposits	7,575	(7,575)	-
Accounts payable and accrued liabilities	133,278	3,494	167,339
Accounts payable and accrued liabilities - related	45,082	12,137	57,219
Due to related parties	-	-	11,965

Net Cash Used in Operating Activities	(402,528)	(239,007)	(758,273)

Investing activities
Acquisition of intangible assets	-	(10,000)	(10,000)

Net Cash Used by Investing Activities	-	(10,000)	(10,000)

Financing activities
Proceeds from loan payable	60,000	510,000	709,600
Repayments of loan payable	-	(149,449)	(149,449)
Proceeds from related parties	-	-	2,649
Repayments to related parties	-	(25,000)	(25,000)
Capital contribution	-	200,600	200,600
Proceeds from the issuance of common stock	35,000	-	42,523

Net Cash Provided by Financing Activities	95,000	536,151	780,923

Increase (Decrease) in Cash	(307,528)	287,144	12,650

Cash, Beginning of Period	320,178	33,034	-

Cash, End of Period	12,650	320,178	12,650

Supplemental Disclosures
Interest paid	-	-	-
Income tax paid	-	-	-

Non-cash investing and financing activities
Forgiveness of related party debt	-	-	2,649
Issuance of common shares to settle debt	580,055	-	580,055
Issuance of common shares for acquisition of assets	-	250,000	250,000
Issuance of preferred shares for acquisition of assets	-	7,500	7,500
Issuance of note payable for acquisition of assets	-	325,000	325,000

(The accompanying notes are an integral part of these consolidated financial statements)

Index to Financials

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
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

On June 11, 2012, HDS Energy and Ecosystems NB, Ltd., the Company’s wholly owned subsidiary, was incorporated in the Province of New Brunswick, Canada to manage the operations and other business development efforts in the Province of New Brunswick, Canada.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of December 31, 2012, the Company had a working capital deficiency of $464,301 and an accumulated deficit of $1,132,279. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.       Summary of Significant Accounting Policies

a)       Principles of Consolidation
The consolidated financial statements for the years ending December 31, 2012 and 2011 include the accounts of HDS International Corp. and HDS Energy and Ecosystems NB, Ltd., the Company’s wholly owned subsidiary effective June 11, 2012. All intercompany transactions and balances have been eliminated in consolidation.

b)       Basis of Presentation
These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

c)       Use of Estimates
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

d)       Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2012 and 2011, the Company had no cash equivalents.

e)       Intangible Assets
Intangible assets are carried at the purchased cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally from fifteen to twenty years.

Index to Financials

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.       Summary of Significant Accounting Policies (continued)

f)        Impairment of Long-Lived Assets
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

g)       Beneficial Conversion Features
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

h)       Development Stage Company
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

i)        Basic and Diluted Net Loss Per Share
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

j)        Income Taxes
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

k)       Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2011 and 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

l)        Financial Instruments
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

Index to Financials

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.       Summary of Significant Accounting Policies (continued)

l)        Financial Instruments (continued)
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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at December 31, 2012 as follows:
	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $	Balance, December 31, 2012 $	Balance, December 31, 2011 $
Convertible debenture	--	-	-	-	487,331

The carrying values of all of our other financial instruments, which include accounts receivable, accounts payable and accrued liabilities, and due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

m)      Recent Accounting Pronouncements
In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

Index to Financials

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.       Summary of Significant Accounting Policies (continued)

m)      Recent Accounting Pronouncements (continued)
In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-12, Comprehensive Income. ASU 2011-12 deferred the new presentation requirements outlined by ASU 2011-05 regarding reclassification of items out of accumulated other comprehensive income. This standard is effective for all annual period beginning after December 15, 2011. This standard is not expected to have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both the gross and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement and includes derivatives, sale and repurchase agreements, and securities borrowing and securities lending arrangements. This standard is effective for all fiscal periods beginning on or after January 1, 2013. This standard is not expected to have a material impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.        Intangible Assets

	Cost $	Accumulated Depreciation $	Impairment $	December 31, 2012 Net Carrying Value $	December 31, 2011 Net Carrying Value $
License	92,538	-	92,538	-	-

	92,538	-	92,538	-	-

On August 15, 2011, the Company acquired the rights to licenses in exchange for the issuance of a $325,000 note payable, which is unsecured, bearing interest at 3% per annum, and due on August 15, 2012, and the issuance of 250,000,000 common shares of the Company, and 7,500,000 Class A preferred shares of the Company.  The assets were valued at cost totaling $82,538, based on certain historical costs incurred by the seller.

On October 7, 2011, the Company acquired the rights to a license in exchange for a cash payment of $10,000.

For the year ended December 31, 2011, management reviewed the intangible assets for indications of impairment and decided to fully impair these assets based on the difficulty to fairly value these assets.

4.       Related Party Transactions

a)
As at December 31, 2012, the Company owes $342,219 (2011 - $312,137) to a company controlled by officers and directors of the Company.  The amounts owing are unsecured, bears interest at 10% per annum, and are due on demand. As at December 31, 2012, the Company has recorded accrued interest of $42,219 included in accounts payable and accrued liabilities - related party.

b)
As of December 31, 2012, the Company has incurred $43,500 (2011 - $9,000) to the President and CEO of the Company for consulting services. As at December 31, 2012, the Company recorded a related party accounts payable of $15,000 (2011 - $nil), which has been included in accounts payable and accrued liabilities - related party.

c)	As at December 31, 2012, the Company paid $nil (2011 - $10,000) to a company controlled by officers and directors of the Company for the acquisition of the rights to a license.

d)
As of August 12, 2011, the former President of the Company was owed $24,965 for management fees.  The amount owing is unsecured, non-interest bearing and due on demand. On August 12, 2011, the Company repaid $10,000 and the former President of the Company forgave the outstanding amount owing of $14,965, which was recorded as a gain on settlement of debt and included in additional paid in capital due to the transaction occurring with a related party.

Index to Financials

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

5.       Convertible Debentures

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

On December 19, 2012, the Company exercised its right to convert the outstanding balance of the convertible debenture of $500,000 and accrued interest of $20,055 at an exercise price of $0.25 per share resulting in the Company issuing 2,080,220 common shares. For the year ended December 31, 2012, the Company recorded accretion expense of $12,669. As the loan was converted within the terms of the agreement no gain or loss on conversion was recorded.

b)
On June 29, 2012, the Company issued three separate convertible drawdown note payables of $50,000 each, with $20,000 of each note being received on June 29, 2012 and the remaining $30,000 for each note to be received on or before August 3, 2012. Under the terms of the note, the amount owing is unsecured, due interest of 6% per annum, and due on or before December 31, 2013.

The convertible debentures also grant the right of the Holder and the Company to convert its debt into common shares of the Company at any time at a conversion price of $0.01 per share. No beneficial conversion feature was recorded for the, as the fair value of the Company’s share prices was less than the conversion price on the date of issuance. As of August 3, 2012, the second instalments for each of the notes had not been received and were in default in accordance with the agreements.

On November 26, 2012, the Company and each of the holders (non-related parties) of the convertible debentures entered into settlement and general release agreements releasing the holders of their requirement to provide the additional $30,000 each of proceeds pursuant to the June 29, 2012 convertible drawdown notes. Per the terms of the settlement and general release agreements, all three of these convertible debentures were converted into common shares of the Company at an exercise price of $0.0035 per share resulting in the Company issuing 5,714,286 shares for each $20,000 debenture converted. As at December 31, 2012, the Company recorded a loss on conversion of debt of $43,470 for the loan principal of $60,000 and accrued interest of $1,473 recorded based on the original terms of the agreements was forgiven at the time of settlement.

6.       Notes Payable

a)
On June 16, 2011, the Company issued a demand note to a non-related party for $10,000.  Under the terms of the note, the amount owing is unsecured, due interest at 10% per annum, and due on demand.  On August 11, 2011, the Company repaid a note payable of $10,000 and forgave the accrued interest of $151, which was recorded as a gain on settlement of debt.

b)
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

7.       Debt Settlement

a)
On November 26, 2012, the Company and each of the holders (non-related parties) of the convertible debentures entered into settlement and general release agreements releasing the holders of their requirement to provide the additional $30,000 each of proceeds pursuant to the June 29, 2012 convertible drawdown notes. Per the terms of the settlement and general release agreements, all three of these convertible debentures were converted into common shares of the Company at an exercise price of $0.0035 per share resulting in the Company issuing 5,714,286 shares for each $20,000 debenture converted. As at December 31, 2012, the Company recorded a loss on conversion of debt of $43,570 for the loan principal of $60,000 and accrued interest of $1,473 recorded based on the original terms of the agreements was forgiven at the time of settlement.

Index to Financials

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

7.       Debt Settlement (continued)

b)
During the year ended December 31, 2011, the company entered into debt settlement agreements with various parties. Debts settled with non-related parties are included in gain on settlement of debt which consists of a gain recorded for the interest accrued on a loan payable of $10,000 of $151, amounts for legal fees of $40,000 settled for $15,000 offset with a loss on settlement of debt of $599 from the settlement of a loan balance of $105,000 plus interest of $9,178 which was settled for $114,777 with a non-related party. Debts settled with related parties have been included in additional paid in capital and consist of $14,965 gain on settlement of debt to the former President and CEO of the Company for unpaid management fees of $24,965 settled for $10,000.  Included in additional paid in capital was an amount of $200,751 related to the gain on settlement of debt for settlement for the full balance of $200,600 plus accrued interest of $151 for a note payable to a non-related party which was forgiven to facilitate the Agreement with HOEL (note 5).

8.       Common Stock

Share Transactions for the Year Ended December 31, 2012:

a)	On December 19, 2012, the Company issued 2,080,220 common shares for the conversion of a convertible debenture with a non-related party, as noted in Note 5(a), with a book value of $520,055.

b)
On November 26, 2012, the Company issued 17,142,855 common shares for convertible debentures entered into settlement and general release agreements with non-related parties, as noted in Note 5(b), with a book value of $60,000. The conversion resulted in a loss on settlement of debt of $43,470.

c)	On November 20, 2012, the Company issued 10,000,000 common shares at $0.0035 per share for total cash proceeds of $35,000.

Share Transactions for the Year Ended December 31, 2011:

a)
On August 16, 2011, the Company entered into an Acquisition Agreement whereby the Company issued 250,000,000 common stock with a par value of $0.001 per share and 7,500,000 Class A preferred stock with a par value of $0.001 per share in exchange for a certain intellectual property license agreement from Hillwinds Ocean Energy, LLC (the “Asset Acquisition Agreement”).

b)
On August 16, 2011, pursuant to the Acquisition Agreement noted above, the former President of the Company cancelled 440,820,000 shares of common stock, representing all of the Company’s stock that was held and owned by him.

c)
On August 15, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Nevada Secretary of State. As a result of the Amendment, the Company increased the number of authorized shares of common stock to 2,000,000,000 and the authorized shares of preferred stock to 50,000,000, each with a par value of $0.001 per share.

d)
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

e)
On March 9, 2011, the Company effectuated a forward split of its issued and outstanding common shares, whereby every one old share of common stock was exchanged for thirty new shares of the Company’s common stock. As a result, the issued and outstanding shares of common stock increased from 1,495,000 prior to the forward split to 44,850,000 following the forward split.

9.       Commitments

a)
On October 12, 2011, the Company entered into a verbal consulting agreement with a non-related party whereby the Company will pay a monthly consulting fee for services provided in the amounts of $3,000. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated. On July 18, 2012, the Board of Directors reviewed the consulting agreement and authorized an increase to the monthly consulting fee from $3,000 to $3,750 per month beginning July 2012. On October 1, 2012, the Board of Directors reviewed the consulting agreement and adjusted the consulting fee from $3,750 to $3,000 per month beginning October 2012. During the year ended December 31, 2012, the Company incurred $38,250 (2011 - $9,000) in consulting fees relating to this agreement of which $6,000 is recorded in the account payable balance as at December 31, 2012.

Index to Financials

HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

9.       Commitments (continued)

b)
On October 12, 2011, the Company entered into a consulting agreement with a non-related party whereby the Company will pay a monthly consulting fee for services provided in the amounts of $27,500. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated. During the year ended December 31, 2012, the Company incurred $330,000 (2011 - $82,500) in consulting fees relating to this agreement of which $91,000 is recorded in the account payable balance as at December 31, 2012.

c)
On October 12, 2011, the Company entered into a consulting agreement with the President and CEO of the Company whereby the Company will pay a monthly consulting fee for services provided in the amounts of $3,000. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated. On June 10, 2012, the Board of Directors authorized an increase to the monthly consulting fee from $3,000 to $6,000 per month beginning June 2012. On July 18, 2012, the Board of Directors reviewed the consulting agreement and adjusted the monthly consulting fee to $3,750 beginning July 2012. During the year ended December 31, 2012, the Company incurred $43,500 (2011 - $9,000) in consulting fees relating to this agreement of which $15,000 is recorded in the account payable - related party balance as at December 31, 2012.

10.     Income Taxes

The Company has a net operating loss carried forward of $869,110 available to offset taxable income in future years which commence expiring in fiscal 2028.

The income tax benefit has been computed by applying the weighted average income tax rates of Canada (federal and provincial statutory rates) and of the United States (federal and state rates) of 25% and 34%, respectively, to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

(a)	2012 $	2011 $

Income tax recovery at statutory rate	199,965	41,670
Valuation allowance change	(199,965)	(41,670)

Provision for income taxes	-	-

The significant components of deferred income tax assets and liabilities at December 31, 2012 and 2011 are as follows:

(b)	2012 $	2011 $

Net operating loss carried forward	295,385	95,420
Valuation allowance	(295,385)	(95,420)

Net deferred income tax asset	-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

11.     Subsequent Event

On January 2, 2013, the Company entered into a consulting agreement with The Holden Group, LLC (the “Consultant”) whereby the Company has agreed to pay the Consultant $2,000 (paid) and issue 600,000 restricted common shares (issued) of the Company upon the execution of the agreement as well as pay $500 on each of the first, second and third month anniversaries of the agreement.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using the criteria established in “ Internal Control - Integrated Framework “ issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of December 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at December 31, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2012,  there has been no change in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the period ended December 31, 2012, there was a structural change in the Company’s management, however, there was no change in internal control.

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

The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position
Tassos Recachinas	30	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole Director

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2012, all such filing requirements applicable to our officers and directors were complied with.

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

ITEM 11.                EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ending December 31, 2012 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Tassos Recachinas	2012	0	0	0	0	0	0	43,500[1]	43,500
President/CEO/CFO	2011	0	0	0	0	0	0	9,000[1]	9,000

Mark Simon [2]	2012	0	0	0	0	0	0	0	0
President/CEO/CFO	2011	0	0	0	0	0	0	20,000[3]	20,000
(resigned 2/16/2011)

[1]	Represents cash consideration in connection with consulting services.

[2]
Mark Simon resigned from all positions with the Company, including Chief Executive Officer/President, Chief Financial Officer/Treasurer, Secretary and Director on August 16, 2011. For this reason, we have not included compensation data for Mr. Simon for the 2012 fiscal year, as he was not employed by us during that time.

[3]	Represents cash consideration in connection with consulting services at a rate of $2,500 cash per calendar month from January 2011 through August 2011.

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

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director’s service contracts.  The following table sets forth compensation paid to our directors from inception to our year end on December 31, 2012.  Since that time, we have not paid any compensation to any director.

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

Name and Address	Number of	Percentage of	Number of	Percentage of
Beneficial Owner	Common Shares	Ownership	Preferred Shares	Ownership
Tassos Recachinas	179,450,000[1]	47.57%[3]	7,500,000[2]	100.00%
10 Dorrance Street, Suite 700
Providence, RI 02093

All officers and directors as a group (1 individual)	179,450,000	47.57%	7,500,000	100.00%

[1]	Of the 179,450,000 shares of common stock for which Mr. Recachinas is listed as beneficial owner, all are registered in the name of Hillwinds Ocean Energy, LLC, which is controlled by Mr. Recachinas.

[2]	Of the 7,500,000 preferred shares, all 7,500,000 shares are Class A Preferred Stock, and all are registered in the name of Hillwinds Ocean Energy, LLC, which is controlled by Mr. Recachinas.

[3]
Each share of Class A preferred stock is convertible into shares of common stock at a rate of 20 shares of common stock for each share of Class A Preferred Stock.  Assuming the conversion of all shares of Class A Preferred Stock into shares of common stock, Mr. Recachinas’ beneficial ownership of our fully diluted common stock would be 62.49%.

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

On December 10, 2012, through our wholly-owned Canadian subsidiary, HDS Energy and Ecosystems NB, Ltd., we entered into a new technology license agreement with HEDC, which expands the geographic territory under our previous technology licenses.  All previous license agreements between HDS and HEDC, including the license under asset acquisition agreement dated August 15, 2011, and the intellectual property agreement consummated October 7, 2011 (dated September 2, 2012) have been terminated and superseded in their entirety by the new license agreement (the “NB Provincial License”).

The NB Provincial License expands our exclusive geographic territory to cover the entire Province of New Brunswick, Canada, as compared to the previous exclusive geographic territory under our other licenses, which was defined as Back Bay, New Brunswick, Canada, and any geography within 50 miles from the center of Back Bay, with the boundary on the west being the border with the State of Maine in the United States.

The financial terms of the NB Provincial License transaction to expand our geographic territory were deemed immaterial, with no cash or securities paid or owed by the Company to HEDC.  HEDC is controlled by the Company’s officers and directors, who also control the majority of the Company’s basic and fully diluted shares of common stock, and accordingly this transaction was classified as a related-party transaction and was not conducted at arm’s-length.

In determining the consideration for the NB Provincial License, we considered the expanded geographic coverage of the license and new license term.  Based upon those factors, we determined that the consideration for the NB Provincial License was more favorable to us than could be obtained from and independent third party, however, we did not obtain any independent opinion as to the appropriateness of the consideration paid to HEDC.

As at December 31, 2012, the Company owed $342,219 to Hillwinds Ocean Energy, LLC (“HOEL”), a company controlled by our President, the amounts owing unsecured, bearing interest at 10% per annum, and due August 16, 2012.  During 2012, the Company repaid $0 of accrued interest and $0 of principal under the obligation.  As at December 31, 2012, the Company has recorded accrued interest of $42,219.

Tassos Recachinas is our only promoter.  In addition to the transactions described herein this Item 3, Mr. Recachinas received $9,000 from us during 2011 (nil, 2012) for management consulting services.  Mr. Recachinas has not received anything else of value (including money, property, contracts, options or rights of any kind) from us other than we paid HOEL, a corporation owned and controlled by Mr. Recachinas (a) 7,500,000 shares of our Class A Preferred Stock, $0.001 par value per share; (b) 250,000,000 shares of our common stock, $0.001 par value per share, and (c) a twelve month, 10% promissory note in the sum of $325,000, in connection with the purchase of certain assets from HOEL, including a certain license relating to technologies for gas exchange, carbon dioxide capture and sequestration, algae biomass production and other renewable energy and eco-sustainability applications, as described in the Asset Acquisition Agreement dated August 16, 2011.  HOEL is the majority owner of our issued and outstanding common stock and sole owner of all our issued and outstanding preferred stock.  The foregoing was an arm’s length transaction negotiated between our former management and Tassos Recachinas on behalf of himself and HOEL. Mr. Recachinas believed we had no appreciative value as a “shell company” and accordingly was only willing to transfer the assets to us in consideration of absolute control of us.  The precise amount of securities transferred to Mr. Recachinas was acceptable to him and us.

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

2012	$14,000	M&K CPAS, PLLC
2011	$10,000	M&K CPAS, PLLC

(2)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$0	M&K CPAS, PLLC
2011	$0	M&K CPAS, PLLC

(3)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$0	M&K CPAS, PLLC
2011	$0	M&K CPAS, PLLC

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

PART IV

ITEM 15.                EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
5.1	Opinion of The Law Office of Conrad C. Lysiak, P.S., regarding the legality of the securities being registered.	S-1/A-1	1/17/13	5.1
10.1	Management Agreement between the Company and Mr. Mark Simon dated March 23, 2010.	10-K	4/07/10	10.1
10.2	Promissory Note issued to Newton Management Ltd. dated September 28, 2010.	8-K	10/08/10	10.1
10.3	Amended Management Agreement between the Company and Mr. Mark Simon dated October 1, 2010.	8-K	11/10/10	10.1
10.4	Investors Relations Services Agreement with Blue Chip IR dated October 1, 2010.	10-Q	11/15/10	10.3
10.5	Share Exchange Agreement with AmeriSure Pharmaceuticals LLC dated May 13, 2011.	8-K	5/16/11	10.1
10.6	Promissory Note to Amerisure Pharmaceuticals, LLC dated June 20, 2011.	8-K	6/29/11	10.1
10.7	Promissory Note to Serik Enterprises, Inc.	8-K	8/12/11	10.1
10.8	Settlement Agreement with Vail International Ltd.	8-K	8/12/11	10.2
10.9	Settlement Agreement with Newton Management Ltd.	8-K	8/12/11	10.3
10.10	Settlement Agreement with Mark Simon.	8-K	8/12/11	10.4
10.11	Settlement Agreement with Carrillo Huettel, LLC.	8-K	8/12/11	10.5
10.12	Asset Acquisition Agreement.	8-K	8/17/11	10.1
10.13	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.14	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.15	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.16	Intellectual Property License Agreement with Hillwinds Energy Development Corporation.	10-K	4/16/12	10.1
10.17	Exclusivity and Feasibility Study Agreement with City of Saint John.	8-K	12/05/12	10.1
10.18	Intellectual Property License Agreement with Hillwinds Energy Development Corporation dated December 10, 2012.	8-K	12/12/12	10.1
10.19	Consulting Agreement with The Holden Group.	8-K	1/03/13	10.1
10.20	Restructuring Agreement with Dennis Holden.	8-K/A	2/14/13	10.1
10.21	Restructuring Agreement with Stephen Walker.	8-K/A	2/14/13	10.2
10.22	Restructuring Agreement with Lance Warren.	8-K/A	2/14/13	10.3
14.1	Code of Ethics.	10-K	3/29/11	14.1
21.1	List of Subsidiaries.	S-1/A-1	1/17/13	21.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Subscription Agreement.	S-1/A-1	1/17/13	99.1
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 2013.

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

Signature	Title	Date

TASSOS RECACHINAS	President, Principal Executive Officer, Principal	March 28, 2013
Tassos Recachinas	Financial Officer, Principal Accounting Officer,
Secretary/Treasurer and sole member of the Board
of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
5.1	Opinion of The Law Office of Conrad C. Lysiak, P.S., regarding the legality of the securities being registered.	S-1/A-1	1/17/13	5.1
10.1	Management Agreement between the Company and Mr. Mark Simon dated March 23, 2010.	10-K	4/07/10	10.1
10.2	Promissory Note issued to Newton Management Ltd. dated September 28, 2010.	8-K	10/08/10	10.1
10.3	Amended Management Agreement between the Company and Mr. Mark Simon dated October 1, 2010.	8-K	11/10/10	10.1
10.4	Investors Relations Services Agreement with Blue Chip IR dated October 1, 2010.	10-Q	11/15/10	10.3
10.5	Share Exchange Agreement with AmeriSure Pharmaceuticals LLC dated May 13, 2011.	8-K	5/16/11	10.1
10.6	Promissory Note to Amerisure Pharmaceuticals, LLC dated June 20, 2011.	8-K	6/29/11	10.1
10.7	Promissory Note to Serik Enterprises, Inc.	8-K	8/12/11	10.1
10.8	Settlement Agreement with Vail International Ltd.	8-K	8/12/11	10.2
10.9	Settlement Agreement with Newton Management Ltd.	8-K	8/12/11	10.3
10.10	Settlement Agreement with Mark Simon.	8-K	8/12/11	10.4
10.11	Settlement Agreement with Carrillo Huettel, LLC.	8-K	8/12/11	10.5
10.12	Asset Acquisition Agreement.	8-K	8/17/11	10.1
10.13	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.14	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.15	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.16	Intellectual Property License Agreement with Hillwinds Energy Development Corporation.	10-K	4/16/12	10.1
10.17	Exclusivity and Feasibility Study Agreement with City of Saint John.	8-K	12/05/12	10.1
10.18	Intellectual Property License Agreement with Hillwinds Energy Development Corporation dated December 10, 2012.	8-K	12/12/12	10.1
10.19	Consulting Agreement with The Holden Group.	8-K	1/03/13	10.1
10.20	Restructuring Agreement with Dennis Holden.	8-K/A	2/14/13	10.1
10.21	Restructuring Agreement with Stephen Walker.	8-K/A	2/14/13	10.2
10.22	Restructuring Agreement with Lance Warren.	8-K/A	2/14/13	10.3
14.1	Code of Ethics.	10-K	3/29/11	14.1
21.1	List of Subsidiaries.	S-1/A-1	1/17/13	21.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Subscription Agreement.	S-1/A-1	1/17/13	99.1
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X