Form 10-Q
period 2013-03-31
HDS INTERNATIONAL CORP.
filed 2013-05-15
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53949

HDS INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)

26-3988293
(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 7, 2013, there were 377,203,075 shares of the registrant’s $0.001 par value common stock issued and outstanding.

HDS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

HDS International Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	March 31, 2013 $ (unaudited)	December 31, 2012 $
ASSETS

Current Assets

Cash	–	12,650

Total Assets	–	12,650
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Bank overdraft	76	–
Accounts payable and accrued liabilities	200,886	119,732
Accounts payable and accrued liabilities – related parties	88,816	57,219
Due to related parties	300,000	300,000

Total Liabilities	589,778	476,951

Stockholders’ Equity (Deficit)

Preferred Stock
Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Class A Preferred Stock
Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share
Issued and outstanding: 7,500,000 preferred shares	7,500	7,500

Common Stock Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 377,203,075 and 376,603,075 shares, respectively	377,203	376,603

Additional paid-in capital	289,275	283,875

Deficit accumulated during the development stage	(1,263,756)	(1,132,279)

Total Stockholders’ Equity (Deficit)	(589,778)	(464,301)

Total Liabilities and Stockholders’ Equity (Deficit)	–	12,650

(The accompanying notes are an integral part of these consolidated financial statements)

HDS International Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended March 31, 2013 $	For the Three Months Ended March 31, 2012 $	Accumulated from November 3, 2008 (date of inception) to March 31, 2013 $

Revenue	–	–	–

Operating Expenses

Consulting fees	111,750	100,500	704,000
General and administrative	2,661	16,967	100,396
Management fees	–	–	43,727
Professional fees	9,500	8,500	184,960
Transfer agent fees	169	–	18,777

Total Operating Expenses	124,080	125,967	1,051,860

Loss Before Other Income Expenses (Income)	(124,080)	(125,967)	(1,051,860)

Other Expenses (Income)

Accretion expense	–	2,743	16,800
Loss (gain) on settlement of debt	–	–	18,918
Impairment of intangible assets	–	–	92,538
Interest expense	7,397	11,190	83,640

Total Other Expenses (Income)	7,397	13,933	211,896

Net Income (Loss) for the Period	(131,477)	(139,900)	(1,263,756)

Net Income (Loss) Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	377,189,745	347,380,000

(The accompanying notes are an integral part of these consolidated financial statements)

HDS International Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended March 31, 2013 $	For the Three Months Ended March 31, 2012 $	Accumulated from November 3, 2008 (date of inception) to March 31, 2013 $
Operating Activities

Net income (loss)	(131,477)	(139,900)	(1,263,756)

Adjustment to reconcile net income (loss) to cash used in operating activities:

Accretion of debt discount	–	2,743	16,800
Loss (gain) on settlement of debt	–	–	18,918
Impairment of intangible asset	–	–	92,538
Stock-based compensation	–	–	2,227
Shares issued for management fees	6,000	–	13,000

Changes in operating assets and liabilities:
		–
Prepaid expense and deposits	–	1,823	–
Accounts payable and accrued liabilities	81,154	12,239	248,493
Accounts payable and accrued liabilities – related parties	31,597	10,479	88,816
Due to related parties	–	–	11,965

Net Cash Used in Operating Activities	(12,726)	(112,616)	(770,999)

Investing Activities

Acquisition of intangible assets	–	–	(10,000)

Net Cash Used by Investing Activities	–	–	(10,000)

Financing activities

Bank overdraft	76	–	76
Proceeds from loan payable	–	–	709,600
Repayment of loan payable	–	–	(149,449)
Proceeds from related parties	–	–	2,649
Repayment to related parties	–	–	(25,000)
Capital contribution	–	–	200,600
Proceeds from the issuance of common stock	–	–	42,523

Net Cash Provided by Financing Activities	76	–	780,999

Increase (decrease) in Cash	(12,650)	(112,616)	–

Cash, Beginning of Period	12,650	320,178	–

Cash, End of Period	–	207,562	–

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Forgiveness of related party debt	–	–	2,649
Issuance of common shares for settlement of debt	–	–	580,055
Issuance of common shares for acquisition of assets	–	–	250,000
Issuance of preferred shares for acquisition of assets	–	–	7,500
Issuance of note payable for acquisition of assets	–	–	325,000

(The accompanying notes are an integral part of these consolidated financial statements)

HDS International Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

1.      Nature of Operations and Continuance of Business

HDS International Corp. as GMV Wireless, Inc. (the “Company”) was incorporated on November 3, 2008 under the laws of the State of Nevada.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any revenue to date.  The Company plans to engage in the business of providing renewable energy and eco-sustainability solutions based on its licensed technologies.

On June 11, 2012, HDS Energy and Ecosystems NB, Ltd., the Company’s wholly owned subsidiary, was incorporated in the Province of New Brunswick, Canada to manage the operations and other business development efforts in the Province of New Brunswick, Canada.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of March 31, 2013, the Company had a working capital deficit of $589,778 and an accumulated deficit of $1,263,756. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.      Summary of Significant Accounting Policies

a)	Principles of Consolidation
The consolidated financial statements financial statements for the periods ended March 31, 2013 and December 31, 2012 include the accounts of HDS International Corp. and HDS Energy and Ecosystems NB, Ltd., the Company’s wholly owned subsidiary effective June 11, 2012. All intercompany transactions have been eliminated in consolidation.

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
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2013 and December 31, 2012, the Company had no cash equivalents.

HDS International Corp.
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

j)	Interim Consolidated Financial Statements
These interim unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

HDS International Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.      Summary of Significant Accounting Policies (continued)

k)	Income Taxes
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

l)	Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2012 and 2011, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

m)	Financial Instruments
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

n)	Recent Accounting Pronouncements
In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, "Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

HDS International Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.      Summary of Significant Accounting Policies (continued)

n)	Recent Accounting Pronouncements (continued)
In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for non-public entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.      Related Party Transactions

a)
As at March 31, 2013, the Company owes $349,616 (December 31, 2012 - $342,219) to a company controlled by officers and directors of the Company.  The amount owing is unsecured, bears interest at 10% per annum, and due on demand.  As at March 31, 2013, the Company has recorded accrued interest of $49,616 (December 31, 2012 - $42,219) included in accounts payable and accrued liabilities – related parties.

b)
As at March 31, 2013, the Company owes $12,950 (December 31, 2012 - $nil) to companies under common control by officers and directors of the Company which has been included in accounts payable and accrued liabilities – related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)
For the period ended March 31, 2013, the Company incurred $11,250 (December 31, 2012 - $43,500) to the President and CEO of the Company for consulting services. As at March 31, 2013, the Company recorded a related party accounts payable of $26,250 (December 31, 2012 - $15,000), which has been included in accounts payable and accrued liabilities – related parties.

4.      Common Stock

On January 2, 2013, the measurement date, the Company issued 600,000 common shares with a fair value of $6,000 for consulting services. The fair value of the common shares was determined by using the closing trading price on the measurement date.

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

During the period ended March 31, 2013, the Company incurred $9,000 (December 31, 2012 - $38,250) in consulting fees relating to this agreement, of which $15,000 (December 31, 2012 - $6,000) is recorded in the account payable balance as at March 31, 2013.

HDS International Corp.
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

During the period ended March 31, 2013, the Company incurred $82,500 (December 31, 2012 - $330,000) in consulting fees relating to this agreement, of which $173,500 (December 31, 2012 - $91,000) is recorded in the account payable balance as at March 31, 2013.

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

During the year ended March 31, 2013, the Company incurred $11,250 (December 31, 2012 - $43,500) in consulting fees relating to this agreement, of which $26,250 (December 31, 2012 - $15,000) is recorded in the account payable – related parties balance as at March 31, 2013.

d)
On January 2, 2013, the Company entered into a consulting agreement with The Holden Group, LLC (the “Consultant”) whereby the Company paid the Consultant $2,000 and issued 600,000 restricted common shares of the Company upon the execution of the agreement as well as pay $500 on each of the first, second and third month anniversaries of the agreement.

6.      Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after March 31, 2013.

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

We are considered a start-up corporation.  Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2012.

RESULTS OF OPERATIONS

Working Capital

	March 31, 2013 $	December 31, 2012 $
Current Assets	–	12,650
Current Liabilities	589,778	476,951
Working Capital (Deficit)	(589,778)	(464,301)

Cash Flows

	March 31, 2013 $	March 31, 2012 $
Cash Flows from (used in) Operating Activities	(12,726)	(112,616)
Cash Flows from (used in) Financing Activities	–	–
Net Increase (decrease) in Cash During Period	76	–

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2013 were $124,080 compared with $125,967 for the three months ended March 31, 2012. The decrease in operating expenses was attributed to a decrease in general and administrative fees of $14,306 for day-to-day operating costs offset by an increase in consulting fees of $11,250, professional fees of $1,000 and transfer agent fees of $169.

During the three months ended March 31, 2013, the Company recorded a net loss of $131,477 compared with net income of $139,900 for the three months ended March 31, 2012.  In addition to the above, the Company incurred a decrease of $3,793 of interest expense relating to debt balances and $2,743 of accretion expense for the fair value of the beneficial conversion feature on the convertible note issued in August 2011 which was fully accreted during fiscal 2012.

Liquidity and Capital Resources

As at March 31, 2013, the Company’s cash balance and total assets were $nil compared to cash balance and total assets of $12,650 as at December 31, 2012. The decrease in the cash balance was attributed to the use of cash during the period for day-to-day activities.  The decrease in total assets was attributed to the decrease in cash noted above.

As at March 31, 2013, the Company had total liabilities of $589,778 compared with total liabilities of $476,951 as at December 31, 2012. The increase in total liabilities is attributed to an increase of account payable and accrued liabilities of $112,751, $81,154 of which pertained to trade accounts payable and $31,597 pertained to related party accounts payable and accrued liabilities as well as an increase in the bank overdraft of $76.

As at March 31, 2013, the Company has a working capital deficit of $589,778 compared with working capital deficit of $464,301 at December 31, 2012 with the increase in the working capital deficit attributed to the decrease of $12,650 in cash held to pay for day-to-day activities of the Company and an increase in accounts payable and accrued liabilities during the period and bank overdraft as noted above.

Cashflow from Operating Activities

During the three months ended March 31, 2013, the Company used $12,726 of cash for operating activities compared to the use of $112,616 of cash for operating activities during the three months ended March 31, 2012.  The decrease in the use of cash for operating activities was attributed to the fact that the Company incurred less for general and administrative costs for the period for day-to-day activities which was offset by an increase in consulting fees related to the renewable energy and eco-sustainable technologies owned as well as small increases for professional and transfer agent fees.

Cashflow from Financing Activities

During the three months ended March 31, 2013, the Company received $76 of proceeds from financing activities compared to $nil during the three months ended March 31, 2012. The increase in proceeds from financing activities was due to the Company carrying a bank overdraft of $76.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

ITEM 4.            CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 28, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.         RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 14, 2013, our Form S-1 registration statement (SEC file no. 333-182573) was declared effective by the SEC. Pursuant to the S-1, we are offering no shares of common stock minimum, 50,000,000 shares of common stock maximum at an offering price of $0.005 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  As of the date of this report, we have not sold any shares of our common stock to anyone.

ITEM 6.              EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Management Agreement between the Company and Mr. Mark Simon dated March 23, 2010.	10-K	4/07/10	10.1
10.2	Promissory Note issued to Newton Management Ltd. dated September 28, 2010.	8-K	10/08/10	10.1
10.3	Amended Management Agreement between the Company and Mr. Mark Simon dated October 1, 2010.	8-K	11/10/10	10.1
10.4	Investors Relations Services Agreement with Blue Chip IR dated October 1, 2010.	10-Q	11/15/10	10.3
10.5	Share Exchange Agreement with AmeriSure Pharmaceuticals LLC dated May 13, 2011.	8-K	5/16/11	10.1
10.6	Promissory Note to Amerisure Pharmaceuticals, LLC dated June 20, 2011.	8-K	6/29/11	10.1
10.7	Promissory Note to Serik Enterprises, Inc.	8-K	8/12/11	10.1
10.8	Settlement Agreement with Vail International Ltd.	8-K	8/12/11	10.2
10.9	Settlement Agreement with Newton Management Ltd.	8-K	8/12/11	10.3
10.10	Settlement Agreement with Mark Simon.	8-K	8/12/11	10.4
10.11	Settlement Agreement with Carrillo Huettel, LLC.	8-K	8/12/11	10.5
10.12	Asset Acquisition Agreement.	8-K	8/17/11	10.1
10.13	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.14	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.15	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.16	Intellectual Property License Agreement with Hillwinds Energy Development Corporation.	10-K	4/16/12	10.1
10.17	Exclusivity and Feasibility Study Agreement with City of Saint John.	8-K	12/05/12	10.1
10.18	Intellectual Property License Agreement with Hillwinds Energy Development Corporation dated December 10, 2012.	8-K	12/12/12	10.1
10.19	Consulting Agreement with The Holden Group.	8-K	1/03/13	10.1
10.20	Restructuring Agreement with Dennis Holden.	8-K/A	2/14/13	10.1
10.21	Restructuring Agreement with Stephen Walker.	8-K/A	2/14/13	10.2
10.22	Restructuring Agreement with Lance Warren.	8-K/A	2/14/13	10.3
14.1	Code of Ethics.	10-K	3/29/11
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of May, 2013.

HDS INTERNATIONAL CORP.
(the “Registrant”)

BY:	TASSOS RECACHINAS
Tassos Recachinas
President

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Management Agreement between the Company and Mr. Mark Simon dated March 23, 2010.	10-K	4/07/10	10.1
10.2	Promissory Note issued to Newton Management Ltd. dated September 28, 2010.	8-K	10/08/10	10.1
10.3	Amended Management Agreement between the Company and Mr. Mark Simon dated October 1, 2010.	8-K	11/10/10	10.1
10.4	Investors Relations Services Agreement with Blue Chip IR dated October 1, 2010.	10-Q	11/15/10	10.3
10.5	Share Exchange Agreement with AmeriSure Pharmaceuticals LLC dated May 13, 2011.	8-K	5/16/11	10.1
10.6	Promissory Note to Amerisure Pharmaceuticals, LLC dated June 20, 2011.	8-K	6/29/11	10.1
10.7	Promissory Note to Serik Enterprises, Inc.	8-K	8/12/11	10.1
10.8	Settlement Agreement with Vail International Ltd.	8-K	8/12/11	10.2
10.9	Settlement Agreement with Newton Management Ltd.	8-K	8/12/11	10.3
10.10	Settlement Agreement with Mark Simon.	8-K	8/12/11	10.4
10.11	Settlement Agreement with Carrillo Huettel, LLC.	8-K	8/12/11	10.5
10.12	Asset Acquisition Agreement.	8-K	8/17/11	10.1
10.13	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.14	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.15	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.16	Intellectual Property License Agreement with Hillwinds Energy Development Corporation.	10-K	4/16/12	10.1
10.17	Exclusivity and Feasibility Study Agreement with City of Saint John.	8-K	12/05/12	10.1
10.18	Intellectual Property License Agreement with Hillwinds Energy Development Corporation dated December 10, 2012.	8-K	12/12/12	10.1
10.19	Consulting Agreement with The Holden Group.	8-K	1/03/13	10.1
10.20	Restructuring Agreement with Dennis Holden.	8-K/A	2/14/13	10.1
10.21	Restructuring Agreement with Stephen Walker.	8-K/A	2/14/13	10.2
10.22	Restructuring Agreement with Lance Warren.	8-K/A	2/14/13	10.3
14.1	Code of Ethics.	10-K	3/29/11
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X