Form 10-Q
period 2013-06-30
HDS INTERNATIONAL CORP.
filed 2013-08-15
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2013, there were 377,203,075 shares of the registrant’s $0.001 par value common stock issued and outstanding.

HDS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

HDS International Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	June 30, 2013 (unaudited) $	December 31, 2012 $
ASSETS

Current Assets
Cash	9,608	12,650
Prepaid expenses	113	–

Total Current Assets	9,721	12,650

Other Assets
Deferred financing costs	4,310	–

Total Assets	14,031	12,650

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	295,360	119,732
Accounts payable and accrued liabilities – related parties	114,121	57,219
Due to related parties	300,000	300,000

Total Current Liabilities	709,481	476,951

Non-Current Liabilities
Convertible debenture, net of unamortized discount of $31,128	1,372	–

Total Liabilities	710,853	476,951

Stockholders’ Equity (Deficit)

Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–
Class A Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 7,500,000 shares	7,500	7,500
Common Stock Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 377,203,075 and 376,603,075 shares, respectively	377,203	376,603
Additional paid-in capital	321,775	283,875
Deficit accumulated during the development stage	(1,403,300)	(1,132,279)

Total Stockholders’ Equity (Deficit)	(696,822)	(464,301)

Total Liabilities and Stockholders’ Equity (Deficit)	14,031	12,650

(The accompanying notes are an integral part of these consolidated financial statements)

HDS International Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended June 30, 2013 $	For the Three Months Ended June 30, 2012 $	For the Six Months Ended June 30, 2013 $	For the Six Months Ended June 30, 2012 $	Accumulated from November 3, 2008 (date of inception) to June 30, 2013 $

Revenue	–	–	–	–	–

Operating Expenses

Consulting fees	102,750	103,500	214,500	204,000	806,750
General and administrative	442	20,636	3,103	37,603	100,838
Management fees	–	–	–	–	43,727
Professional fees	25,893	12,289	35,393	20,789	210,853
Transfer agent fees	82	101	251	101	18,859

Total Operating Expenses	129,167	136,526	253,247	262,493	1,181,027

Loss Before Other Expenses (Income)	(129,167)	(136,526)	(253,247)	(262,493)	(1,181,027)

Other Expenses (Income)

Accretion expense	–	2,758	–	5,501	16,800
Impairment of intangible assets	–	–	–	–	92,538
Interest expense	10,377	11,218	17,774	22,408	94,017
Loss (gain) on settlement of debt	–	–	–	–	18,918

Total Other Expenses (Income)	10,377	13,976	17,774	27,909	222,273

Net Loss for the Period	(139,544)	(150,502)	(271,021)	(290,402)	(1,403,300)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	377,203,075	347,380,000	376,885,045	347,380,000

(The accompanying notes are an integral part of these consolidated financial statements)

HDS International Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Six Months Ended June 30, 2013 $	For the Six Months Ended June 30, 2012 $	Accumulated from November 3, 2008 (date of inception) to June 30, 2013 $
Operating Activities

Net loss	(271,021)	(290,402)	(1,403,300)
Adjustment to reconcile net loss to cash used in operating activities:
Accretion of debt discount	1,372	5,501	18,172
Amortization of deferred financing costs	190	–	190
Loss (gain) on settlement of debt	–	–	18,918
Impairment of intangible assets	–	–	92,538
Shares issued for management fees	6,000	–	13,000
Stock-based compensation	–	–	2,227
Changes in operating assets and liabilities:
Prepaid expense and deposits	(113)	6,708	(113)
Accounts payable and accrued liabilities	175,628	6,633	342,967
Accounts payable and accrued liabilities – related	56,902	14,959	114,121
Due to related parties	–	–	11,965

Net Cash Used in Operating Activities	(31,042)	(256,601)	(789,315)

Investing activities
Acquisition of intangible assets	–	–	(10,000)

Net Cash Used by Investing Activities	–	–	(10,000)

Financing activities
Deferred financing costs	(4,500)	–	(4,500)
Proceeds from convertible debenture	32,500	–	32,500
Proceeds from loan payable	–	60,000	709,600
Repayments of loan payable	–	–	(149,449)
Proceeds from related parties	–	–	2,649
Repayments to related parties	–	–	(25,000)
Capital contribution	–	–	200,600
Proceeds from the issuance of common stock	–	–	42,523

Net Cash Provided by Financing Activities	28,000	60,000	808,923

Change in Cash	(3,042)	(196,601)	9,608
Cash, Beginning of Period	12,650	320,178	–

Cash, End of Period	9,608	123,577	9,608

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Debt discount due to beneficial conversion feature	32,500	–	32,500
Forgiveness of related party debt	–	–	2,649
Issuance of common shares to settle debt	–	–	580,055
Issuance of common shares for acquisition of assets	–	–	250,000
Issuance of preferred shares for acquisition of assets	–	–	7,500
Issuance of note payable for acquisition of assets	–	–	325,000

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

On June 11, 2012, HDS Energy and Ecosystems NB, Ltd., the Company’s wholly owned subsidiary, was incorporated in the Province of New Brunswick, Canada to manage the operations and other business development efforts.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of June 30, 2013, the Company had a working capital deficiency of $699,760 and an accumulated deficit of $1,403,300. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.                Summary of Significant Accounting Policies

a)      Principles of Consolidation

The consolidated financial statements for the periods ending June 30, 2013 and December 31, 2012 include the accounts of HDS International Corp. and HDS Energy and Ecosystems NB, Ltd., the Company’s wholly owned subsidiary effective June 11, 2012. All intercompany transactions and balances have been eliminated in consolidation.

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

d)      Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

l)       Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2013 and December 31, 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

HDS International Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.                Summary of Significant Accounting Policies (continued)

m)     Financial Instruments

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

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities and due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

n)      Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

HDS International Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.                Summary of Significant Accounting Policies (continued)

n)      Recent Accounting Pronouncements (continued)
In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.                Convertible Debenture

On June 7, 2013, the Company entered into a $32,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and matures on December 7, 2014. The note is convertible into shares of common stock 180 days after the date of issuance (December 4, 2013) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company’s common stock for the thirty trading days ending one trading date prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2013, the Company recorded accrued interest of $164 (December 31, 2012 - $nil), which has been included in accounts payable and accrued liabilities.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the six months ended June 30, 2013, the Company had amortized $1,372 (December 31, 2012 - $nil) of the debt discount to interest expense. As at June 30, 2013, the carrying value of the debenture was $1,372 (December 31, 2012 - $nil).

4.                Related Party Transactions

a)
As at June 30, 2013, the Company owes $300,000 (December 31, 2012 - $300,000) to a company controlled by officers and directors of the Company.  The amount owing is unsecured, bears interest at 10% per annum, and due on demand.  As at June 30, 2013, the Company has recorded accrued interest of $57,096 (December 31, 2012 - $42,219) which has been included in accounts payable and accrued liabilities – related parties.

b)
As at June 30, 2013, the Company owes $18,725 (December 31, 2012 - $nil) to companies under common control by officers and directors of the Company which has been included in accounts payable and accrued liabilities – related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)
For the period ended June 30, 2013, the Company incurred $22,500 (December 31, 2012 - $43,500) to the President and CEO of the Company for consulting services. As at June 30, 2013, the Company owes $37,500 (December 31, 2012 - $15,000), which has been included in accounts payable and accrued liabilities – related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

d)
For the period ended June 30, 2013, the Company incurred $800 (December 31, 2012 - $nil) to the President and CEO of the Company for reimbursement of expenses which has been included in accounts payable and accrued liabilities – related parties.

5.                Common Stock

On January 2, 2013, the Company issued 600,000 common shares with a fair value of $6,000 for consulting services. The fair value of the common shares was determined by using the closing trading price on the measurement date.

HDS International Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

6.                Commitments

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

During the period ended June 30, 2013, the Company incurred $18,000 (December 31, 2012 - $38,250) in consulting fees relating to this agreement, of which $24,000 (December 31, 2012 - $6,000) is recorded in the account payable balance as at June 30, 2013.

b)
On October 12, 2011, the Company entered into a consulting agreement with a non-related party whereby the Company will pay a monthly consulting fee for services provided in the amounts of $27,500. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated.

During the period ended June 30, 2013, the Company incurred $165,000 (December 31, 2012 - $330,000) in consulting fees relating to this agreement, of which $241,000 (December 31, 2012 - $91,000) is recorded in the account payable balance as at June 30, 2013.

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

During the year ended June 30, 2013, the Company incurred $22,500 (December 31, 2012 - $43,500) in consulting fees relating to this agreement, of which $37,500 (December 31, 2012 - $15,000) is recorded in the account payable – related parties balance as at June 30, 2013.

d)
On January 2, 2013, the Company entered into a consulting agreement with The Holden Group, LLC (the “Consultant”) whereby the Company paid the Consultant $2,000 and issued 600,000 restricted common shares of the Company upon the execution of the agreement as well as pay $500 on each of the first, second and third month anniversaries of the agreement.

7.                Subsequent Events

On July 15, 2013, the Company entered into a $27,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and matures on January 16, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (January 11, 2014) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company’s common stock for the thirty trading days ending one trading date prior to the date the conversion notice is sent by the holder to the Company.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2013 $	December 31, 2012 $
Current Assets	9,721	12,650
Current Liabilities	709,481	476,951
Working Capital (Deficit)	(699,760)	(464,301)

Cash Flows

	June 30, 2013 $	June 30, 2012 $
Cash Flows from (used in) Operating Activities	(31,042)	(256,601)
Cash Flows from (used in) Financing Activities	28,000	60,000
Net Increase (decrease) in Cash During Period	(3,042)	(196,601)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2013 were $129,167 compared with $136,526 for the three months ended June 30, 2012. The decrease in operating expenses was attributed to a decrease in consulting fees of $750, transfer again fees of 19 and general and administrative fees of $20,194 for day-to-day operating costs offset by an increase in professional fees of $13,604. For the six months ended June 30, 2013 the Company incurred operating expenses of $253,247 compared with $262,493 for the six months ended June 30, 2012. The decrease in operating expenses was attributed to a decrease in general and administrative fees of $34,500 for day-to-day operating costs offset by an increase in consulting fees of $10,500, professional fees of $14,604 and transfer agent fees of $150.

During the six months ended June 30, 2013, the Company recorded a net loss of $271,021 compared with net loss of $290,402 for the six months ended June 30, 2012.  In addition to the above, the Company incurred a decrease of $4,634 of interest expense relating to debt balances and $5,501 of accretion expense for the fair value of the beneficial conversion feature on the convertible note issued in August 2011 which was fully accreted during fiscal 2012.

Liquidity and Capital Resources

As at June 30, 2013, the Company’s cash balance was $9,608 and total assets was $14,031, compared to cash balance and total assets of $12,650 as at December 31, 2012. The decrease in the cash balance was attributed to the use of cash during the period for day-to-day activities.  The increase in total assets was attributed to an increase in deferred finance costs.

As at June 30, 2013, the Company had total liabilities of $710,853 compared with total liabilities of $476,951 as at December 31, 2012. The increase in total liabilities is attributed to an increase of account payable and accrued liabilities of $232,530, $175,628 of which pertained to trade accounts payable and $56,902 pertained to related party accounts payable and accrued liabilities, as well as an increase in convertible debenture of $1,372, net of unamortized discount.

As at June 30, 2013, the Company has a working capital deficit of $699,760 compared with working capital deficit of $464,301 at December 31, 2012 with the increase in the working capital deficit attributed to the decrease of $3,402 in cash held to pay for day-to-day activities of the Company and an increase in accounts payable and accrued liabilities during the period as noted above.

Cashflow from Operating Activities

During the six months ended June 30, 2013, the Company used $31,042 of cash for operating activities compared to the use of $256,601 of cash for operating activities during the six months ended June 30, 2012.  The decrease in the use of cash for operating activities was attributed to the fact that the Company incurred less for general and administrative costs for the period for day-to-day activities which was offset by an increase in consulting fees related to the renewable energy and eco-sustainable technologies owned, as well as small increases for professional and transfer agent fees and the issuance of shares for management fees.

Cashflow from Financing Activities

During the six months ended June 30, 2013, the Company received $28,000 of proceeds from financing activities compared to $60,000 during the six months ended June 30, 2012. The decrease in proceeds from financing activities was due to the Company issuing a smaller loan this year than in the previous year, offset by incurring deferred financing costs.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.                   RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.                      EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Management Agreement between the Company and Mr. Mark Simon dated March 23, 2010.	10-K	4/07/10	10.1
10.2	Promissory Note issued to Newton Management Ltd. dated September 28, 2010.	8-K	10/08/10	10.1
10.3	Amended Management Agreement between the Company and Mr. Mark Simon dated October 1, 2010.	8-K	11/10/10	10.1
10.4	Investors Relations Services Agreement with Blue Chip IR dated October 1, 2010.	10-Q	11/15/10	10.3
10.5	Share Exchange Agreement with AmeriSure Pharmaceuticals LLC dated May 13, 2011.	8-K	5/16/11	10.1
10.6	Promissory Note to Amerisure Pharmaceuticals, LLC dated June 20, 2011.	8-K	6/29/11	10.1
10.7	Promissory Note to Serik Enterprises, Inc.	8-K	8/12/11	10.1
10.8	Settlement Agreement with Vail International Ltd.	8-K	8/12/11	10.2
10.9	Settlement Agreement with Newton Management Ltd.	8-K	8/12/11	10.3
10.10	Settlement Agreement with Mark Simon.	8-K	8/12/11	10.4
10.11	Settlement Agreement with Carrillo Huettel, LLC.	8-K	8/12/11	10.5
10.12	Asset Acquisition Agreement.	8-K	8/17/11	10.1
10.13	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.14	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.15	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.16	Intellectual Property License Agreement with Hillwinds Energy Development Corporation.	10-K	4/16/12	10.1
10.17	Professional Services Consulting Agreement with the Holden Group, LLC – June 6, 2013.	8-K	6/17/13	10.1
10.18	Convertible Promissory Note – June 7, 2013.	8-K	6/17/13	10.2
10.19	Securities Purchase Agreement – June 7, 2013.	8-K	6/17/13	10.3
10.20	Convertible Promissory Note – July 15, 2013.	8-K	7/24/13	10.1
10.21	Securities Purchase Agreement – July 15, 2013.	8-K	7/24/13	10.2
14.1	Code of Ethics.	10-K	3/29/11
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of August, 2013.

HDS INTERNATIONAL CORP.
(the “Registrant”)

BY:	TASSOS RECACHINAS
Tassos Recachinas
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Management Agreement between the Company and Mr. Mark Simon dated March 23, 2010.	10-K	4/07/10	10.1
10.2	Promissory Note issued to Newton Management Ltd. dated September 28, 2010.	8-K	10/08/10	10.1
10.3	Amended Management Agreement between the Company and Mr. Mark Simon dated October 1, 2010.	8-K	11/10/10	10.1
10.4	Investors Relations Services Agreement with Blue Chip IR dated October 1, 2010.	10-Q	11/15/10	10.3
10.5	Share Exchange Agreement with AmeriSure Pharmaceuticals LLC dated May 13, 2011.	8-K	5/16/11	10.1
10.6	Promissory Note to Amerisure Pharmaceuticals, LLC dated June 20, 2011.	8-K	6/29/11	10.1
10.7	Promissory Note to Serik Enterprises, Inc.	8-K	8/12/11	10.1
10.8	Settlement Agreement with Vail International Ltd.	8-K	8/12/11	10.2
10.9	Settlement Agreement with Newton Management Ltd.	8-K	8/12/11	10.3
10.10	Settlement Agreement with Mark Simon.	8-K	8/12/11	10.4
10.11	Settlement Agreement with Carrillo Huettel, LLC.	8-K	8/12/11	10.5
10.12	Asset Acquisition Agreement.	8-K	8/17/11	10.1
10.13	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.14	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.15	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.16	Intellectual Property License Agreement with Hillwinds Energy Development Corporation.	10-K	4/16/12	10.1
10.17	Professional Services Consulting Agreement with the Holden Group, LLC – June 6, 2013.	8-K	6/17/13	10.1
10.18	Convertible Promissory Note – June 7, 2013.	8-K	6/17/13	10.2
10.19	Securities Purchase Agreement – June 7, 2013.	8-K	6/17/13	10.3
10.20	Convertible Promissory Note – July 15, 2013.	8-K	7/24/13	10.1
10.21	Securities Purchase Agreement – July 15, 2013.	8-K	7/24/13	10.2
14.1	Code of Ethics.	10-K	3/29/11
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X