Form 10-Q
period 2013-09-30
HDS INTERNATIONAL CORP.
filed 2013-11-07
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of  November 1, 2013, there were 377,203,075 shares of the registrant’s $0.001 par value common stock issued and outstanding.

HDS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

HDS International Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	September 30, 2013 (unaudited) $	December 31, 2012 $
ASSETS

Current Assets
Cash	10,338	12,650
Prepaid expenses	104	–

Total Current Assets	10,442	12,650

Other Assets
Deferred financing costs	5,703	–

Total Assets	16,145	12,650

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	381,196	119,732
Accounts payable and accrued liabilities – related parties	124,433	57,219
Due to related parties	300,000	300,000

Total Current Liabilities	805,629	476,951

Non-Current Liabilities
Convertible debentures, net of unamortized discount of $56,015	3,985	–

Total Liabilities	809,614	476,951

Stockholders’ Equity (Deficit)
Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–
Class A Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 7,500,000 shares	7,500	7,500
Common Stock Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 377,203,075 and 376,603,075 shares, respectively	377,203	376,603
Additional paid-in capital	349,275	283,875
Deficit accumulated during the development stage	(1,527,447)	(1,132,279)

Total Stockholders’ Equity (Deficit)	(793,469)	(464,301)

Total Liabilities and Stockholders’ Equity (Deficit)	16,145	12,650

(The accompanying notes are an integral part of these consolidated financial statements)

HDS International Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended September 30, 2013 $	For the Three Months Ended September 30, 2012 $	For the Nine Months Ended September 30, 2013 $	For the Nine Months Ended September 30, 2012 $	Accumulated from November 3, 2008 (date of inception) to September 30, 2013 $

Revenue	–	–	–	–	–

Operating Expenses

Consulting fees	206,000	105,000	317,750	309,000	910,000
General and administrative	963	18,773	3,624	56,376	101,359
Management fees	–	–	–	–	43,727
Professional fees	33,466	19,834	42,966	40,623	218,426
Transfer agent fees	91	569	260	670	18,868

Total Operating Expenses	240,520	144,176	364,600	406,669	1,292,380

Loss Before Other Expenses (Income)	(240,520)	(144,176)	(364,600)	(406,669)	(1,292,380)

Other Expenses (Income)

Accretion expense	–	2,805	–	8,306	16,800
Impairment of intangible assets	–	–	–	–	92,538
Interest expense	23,171	12,246	30,568	34,654	106,811
Loss (gain) on settlement of debt	–	–	–	–	18,918

Total Other Expenses (Income)	23,171	15,051	30,568	42,960	235,067

Net Loss for the Period	(263,691)	(159,227)	(395,168)	(449,629)	(1,527,447)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	377,203,075	347,380,000	377,035,865	347,380,000

(The accompanying notes are an integral part of these consolidated financial statements)

HDS International Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Nine Months Ended September 30, 2013 $	For the Nine Months Ended September 30, 2012 $	Accumulated from November 3, 2008 (date of inception) to September 30, 2013 $

Operating Activities
Net loss	(395,168)	(449,629)	(1,527,447)
Adjustment to reconcile net loss to cash used in operating activities:
Accretion of debt discount	3,985	8,306	20,785
Amortization of deferred financing costs	1,297	–	1,297
Loss (gain) on settlement of debt	–	–	18,918
Impairment of intangible assets	–	–	92,538
Shares issued for management fees	6,000	–	13,000
Stock-based compensation	–	–	2,227
Changes in operating assets and liabilities:
Prepaid expense and deposits	(104)	7,575	(104)
Accounts payable and accrued liabilities	261,464	42,499	428,803
Accounts payable and accrued liabilities – related	67,214	26,270	124,433
Due to related parties	–	–	11,965

Net Cash Used in Operating Activities	(55,312)	(364,979)	(813,585)

Investing activities
Acquisition of intangible assets	–	–	(10,000)

Net Cash Used by Investing Activities	–	–	(10,000)

Financing activities
Proceeds from convertible debenture	53,000	–	53,000
Proceeds from loan payable	–	60,000	709,600
Repayments of loan payable	–	–	(149,449)
Proceeds from related parties	–	–	2,649
Repayments to related parties	–	–	(25,000)
Capital contribution	–	–	200,600
Proceeds from the issuance of common stock	–	–	42,523

Net Cash Provided by Financing Activities	53,000	60,000	833,923

Change in Cash	(2,312)	(304,979)	10,338

Cash, Beginning of Period	12,650	320,178	–

Cash, End of Period	10,338	15,199	10,338

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Debt discount due to beneficial conversion feature	60,000	–	60,000
Forgiveness of related party debt	–	–	2,649
Issuance of common shares to settle debt	–	–	580,055
Issuance of common shares for acquisition of assets	–	–	250,000
Issuance of preferred shares for acquisition of assets	–	–	7,500
Issuance of note payable for acquisition of assets	–	–	325,000

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of September 30, 2013, the Company had a working capital deficiency of $795,187 and an accumulated deficit of $1,527,447. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.      Summary of Significant Accounting Policies

a)      Principles of Consolidation
The consolidated financial statements for the periods ending September 30, 2013 and December 31, 2012 include the accounts of HDS International Corp. and HDS Energy and Ecosystems NB, Ltd., the Company’s wholly owned subsidiary effective June 11, 2012. All intercompany transactions and balances have been eliminated in consolidation.

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

d)      Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

l)       Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2013 and December 31, 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at September 30, 2013 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $	Balance, September 30, 2013 $	Balance, December 31, 2012 $
Convertible debenture	–	–	–	3,985	–

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

n)      Recent Accounting Pronouncements (continued)

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

3.      Convertible Debentures

a)
On June 7, 2013, the Company entered into a $32,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and matures on December 7, 2014. The note is convertible into shares of common stock 180 days after the date of issuance (December 4, 2013) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company’s common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2013, the Company recorded accrued interest of $819 (December 31, 2012 - $nil), which has been included in accounts payable and accrued liabilities.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the nine months ended September 30, 2013, the Company had amortized $2,376 (December 31, 2012 - $nil) of the debt discount to interest expense. As at September 30, 2013, the carrying value of the debenture was $2,376 (December 31, 2012 - $nil).

HDS International Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.      Convertible Debentures (continued)

b)
On July 15, 2013, the Company entered into a $27,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and matures on January 11, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (January 11, 2014) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company’s common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2013, the Company recorded accrued interest of $464 (December 31, 2012 - $nil), which has been included in accounts payable and accrued liabilities.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $27,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the nine months ended September 30, 2013, the Company had amortized $1,609 (December 31, 2012 - $nil) of the debt discount to interest expense. As at September 30, 2013, the carrying value of the debenture was $1,609 (December 31, 2012 - $nil).

4.      Related Party Transactions

a)
As at September 30, 2013, the Company owes $300,000 (December 31, 2012 - $300,000) to a company controlled by officers and directors of the Company.  The amount owing is unsecured, bears interest at 10% per annum, and due on demand.  As at September 30, 2013, the Company has recorded accrued interest of $64,658 (December 31, 2012 - $42,219) which has been included in accounts payable and accrued liabilities – related parties.

b)
As at September 30, 2013, the Company owes $10,225 (December 31, 2012 - $nil) to companies under common control by officers and directors of the Company which has been included in accounts payable and accrued liabilities – related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)
For the period ended September 30, 2013, the Company incurred $33,750 (December 31, 2012 - $43,500) to the President and CEO of the Company for consulting services. As at September 30, 2013, the Company owes $48,750 (December 31, 2012 - $15,000), which has been included in accounts payable and accrued liabilities – related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

d)
For the period ended September 30, 2013, the Company incurred $800 (December 31, 2012 - $nil) to the President and CEO of the Company for reimbursement of expenses which has been included in accounts payable and accrued liabilities – related parties.

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

During the period ended September 30, 2013, the Company incurred $27,000 (December 31, 2012 - $38,250) in consulting fees relating to this agreement, of which $33,000 (December 31, 2012 - $6,000) is recorded in the account payable balance as at September 30, 2013.

HDS International Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

6.      Commitments (continued)

b)
On October 12, 2011, the Company entered into a consulting agreement with a non-related party whereby the Company will pay a monthly consulting fee for services provided in the amounts of $27,500. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated.

During the period ended September 30, 2013, the Company incurred $247,500 (December 31, 2012 - $330,000) in consulting fees relating to this agreement, of which $316,000 (December 31, 2012 - $91,000) is recorded in the account payable balance as at September 30, 2013.

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

During the year ended September 30, 2013, the Company incurred $33,750 (December 31, 2012 - $43,500) in consulting fees relating to this agreement, of which $48,750 (December 31, 2012 - $15,000) is recorded in the account payable – related parties balance as at September 30, 2013.

d)
On January 2, 2013, the Company entered into a consulting agreement with The Holden Group, LLC (“Holden”) whereby the Company paid Holden $2,000 and issued 600,000 restricted common shares of the Company upon the execution of the agreement as well as pay $500 on each of the first, second and third month anniversaries of the agreement. These final three payments have been accrued and recorded in accounts payable and accrued liabilities.

7.      Subsequent Events

On October 4, 2013, the Company entered into a $32,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and matures on July 8, 2015. The note is convertible into shares of common stock of the Company 180 days after the date of issuance (April 2, 2014) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company’s common stock for the thirty trading days ending one trading date prior to the date the conversion notice is sent by the holder to the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2013 $	December 31, 2012 $
Current Assets	10,442	12,650
Current Liabilities	805,629	476,951
Working Capital Deficit	(795,187)	(464,301)

Cash Flows

	September 30, 2013 $	September 30, 2012 $
Cash Flows used in Operating Activities	(55,312)	(364,979)
Cash Flows from Financing Activities	53,000	60,000
Net Decrease in Cash During Period	(2,312)	(304,979)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2013 were $240,520 compared with $144,176 for the three months ended September 30, 2012. The increase in operating expenses was attributed to an increase in consulting fees of $101,000 and professional fees of $13,632 offset by a decrease in transfer agent fees of $478 and general and administrative fees of $17,810 for day-to-day operating costs. For the nine months ended September 30, 2013 the Company incurred operating expenses of $364,600 compared with $406,669 for the nine months ended September 30, 2012. The decrease in operating expenses was attributed to a decrease in transfer agent fees of $410 and general and administrative fees of $52,752 for day-to-day operating costs offset by an increase in consulting fees of $8,750 and professional fees of $2,343.

During the nine months ended September 30, 2013, the Company recorded a net loss of $395,168 compared with net loss of $449,629 for the nine months ended September 30, 2012.  In addition to the above, the Company incurred a decrease of $4,086 of interest expense relating to debt balances and $8,306 of accretion expense for the fair value of the beneficial conversion feature on the convertible note issued in August 2011 which was fully accreted during fiscal 2012.

Liquidity and Capital Resources

As at September 30, 2013, the Company’s cash balance was $10,338 and total assets was $16,145, compared to cash balance and total assets of $12,650 as at December 31, 2012. The decrease in the cash balance was attributed to the use of cash during the period for day-to-day activities.  The increase in total assets was attributed to an increase in prepaid expenses and deferred finance costs.

As at September 30, 2013, the Company had total liabilities of $809,614 compared with total liabilities of $476,951 as at December 31, 2012. The increase in total liabilities is attributed to an increase of account payable and accrued liabilities of $328,678, $261,464 of which pertained to trade accounts payable and $67,214 pertained to related party accounts payable and accrued liabilities, as well as an increase in convertible debenture of $3,985, net of unamortized discount.

As at September 30, 2013, the Company has a working capital deficit of $795,187 compared with working capital deficit of $464,301 at December 31, 2012 with the increase in the working capital deficit attributed to the decrease of $2,312 in cash held to pay for day-to-day activities of the Company and an increase in accounts payable and accrued liabilities during the period as noted above.

Cashflow from Operating Activities

During the nine months ended September 30, 2013, the Company used $55,312 of cash for operating activities compared to the use of $364,979 of cash for operating activities during the nine months ended September 30, 2012.  The decrease in the use of cash for operating activities was attributed to the fact that the Company incurred less for general and administrative costs for the period for day-to-day activities and a small decrease for transfer agent fees which was offset by an increase in consulting fees related to the renewable energy and eco-sustainable technologies owned, as well as a increase for professional fees and the issuance of shares for management fees.

Cashflow from Financing Activities

During the nine months ended September 30, 2013, the Company received $53,000 of proceeds from financing activities compared to $60,000 during the nine months ended September 30, 2012. The decrease in proceeds from financing activities was due to the Company incurring deferred financing costs.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 6th day of November, 2013.

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