Form 10-K
period 2013-12-31
HDS INTERNATIONAL CORP.
filed 2014-04-07
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Commission File Number:   000-53949

HDS INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

10 Dorrance Street, Suite 700
Providence, RI   02903
(Address of principal executive offices and Zip Code)

(401) 400-0028
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	COMMON STOCK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐   NO ☒

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES ☒   NO ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2013: $533,933

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   377,203,075 as of March 26, 2014.

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

Insurance Policies

    We do not maintain any insurance policies.

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

ITEM 1.	RISK FACTORS.

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	PROPERTIES.

    The only real or personal property we own are the intellectual property licenses and related assets we’ve acquired relating to carbon capture, carbon sequestration and industrial algae-for-biofuels technologies (Note 3).

ITEM 3.	LEGAL PROCEEDINGS.

    We are not presently a party to any litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

    Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Our common stock commenced trading on the over-the-counter Bulletin Board on October 7, 2009.  It currently trades under the symbol “HDSI”.  Following is a table of the high bid price and the low bid price for each quarter during the last two years.

2013	High Bid	Low Bid
First Quarter, Ending March 31	$0.0047	$0.0037
Second Quarter, Ending June 30	$0.0027	$0.0027
Third Quarter, Ending September 30	$0.0022	$0.0022
Fourth Quarter, Ending December 31	$0.0014	$0.0014

2012	High Bid	Low bid
First Quarter, Ending March 31	$0.149	$0.01
Second Quarter, Ending June 30	$0.006	$0.009
Third Quarter, Ending September 30	$0.01	$0.0037
Fourth Quarter, Ending December 31	$0.008	$0.0030

Holders

    As of March 31, 2014, we had 377,203,075 shares of our common stock issued and outstand held by approximately seven stockholders of record; this figure does not include any shareholders electing to beneficially own their shares through nominees such their stock broker or other financial institution. We have 7,500,000 shares of our Class A Preferred Stock issued and outstanding and no shares of our Preferred Stock issued and outstanding.

Dividends

    We have never declared or paid cash dividends. We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our directors.

Status of Our Public Offering

    On November 15, 2013, our Post-Effective Amendment to our Form S-1 Registration Statement (SEC file no. 333-182573) was declared effective by the SEC. Pursuant to the Post-Effective Amendment to our Form S-1 Registration Statement, we are offering no minimum, 50,000,000 shares of common stock maximum at an offering price of $0.005 per share in a direct public offering, without any involvement of underwriters or broker-dealers. As of March 31, 2013, we have not sold any shares in our public offering.

Securities Authorized for Issuance Under Equity Compensation Plans

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

Penny Stock Regulations and Restrictions on Marketability

    The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading, (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws, (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price, (d) contains a toll-free telephone number for inquiries on disciplinary actions, (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks, and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

    The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock, (b) the compensation of the broker-dealer and its salesperson in the transaction, (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock, and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

    In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

    These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling their shares of our common stock.

Common Stock

    Our Articles of Incorporation authorize us to issue up to 2,000,000,000 shares of common stock, $0.001 par value. Each holder of our common stock is entitled to one (1) vote for each share held of record on all voting matters we present for a vote of stockholders, including the election of directors. Holders of common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities, and there are no conversion rights or redemption or sinking fund provisions with respect to our common stock. All shares of our common stock are entitled to share equally in dividends from sources legally available when, and if, declared by our Board of Directors.

    Our Board of Directors is authorized to issue additional shares of common stock not to exceed the amount authorized by the Articles of Incorporation, on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

    In the event of our liquidation or dissolution, all shares of our common stock are entitled to share equally in our assets available for distribution to stockholders. However, the rights, preferences and privileges of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of preferred stock that have been issued or shares of preferred stock that our Board of Directors may decide to issue in the future.

    As of March 31, 2014, we had 377,203,075 shares of common stock issued and outstanding.

Preferred Stock

    Our Articles of Incorporation authorize us to issue up to 50,000,000 shares of preferred stock, $0.001 par value. Of the 50,000,000 authorized shares of preferred stock, the total number of shares of Class A Preferred Shares the Corporation shall have the authority to issue is Twenty Five Million (25,000,000), with a stated par value of $0.001 per share.  Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors’ power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

    As of March 31, 2014, we had no shares of our preferred stock issued or outstanding, and 7,500,000 shares of our Class A preferred stock issued and outstanding.

Options

    We have not issued and do not have outstanding any options to purchase shares of our stock.

Registration Rights

    As of March 25, 2014, there are no other outstanding registration rights or similar agreements.

Convertible Securities

Asher Enterprises, Inc.

    On June 7, 2014, we entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 1”) in the principal amount $32,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. (“Asher”), a Delaware corporation, and HDS International Corp.  The Asher Note 1 closed on July 19, 2013 and matures on December 7, 2014. The Asher Note 1 is convertible at 50% of the average of the lowest five trading prices of HDS International’s common stock during the thirty trading day period prior to the conversion date after 180 days. HDS International analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

    On July 15, 2013 we entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 2”) in the principal amount $27,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher and HDS International Corp. The Asher Note 2 closed on July 19, 2013 and matures on January 16, 2015. The Asher Note 2 is convertible at 58% of the average of the lowest five trading prices of HDS International’s common stock during the thirty trading day period prior to the conversion date after 180 days. HDS International analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

    On October 4, 2013 we entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 3”) in the principal amount $32,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher and HDS International. The Asher Note 3 closed on October 22, 2013 and matures on July 8, 2015. The Asher Note 3 is convertible at 50% of the average of the lowest five trading prices of HDS International’s common stock during the ten trading day period prior to the conversion date after 180 days. HDS International analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

    On February 18, 2014, we entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 4”) in the principal amount $15,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher and HDS International. The Asher Note 4 closed on February 27, 2014 and matures on August 20, 2015. The Asher Note 4 is convertible at 50% of the average of the lowest five trading prices of HDS International’s common stock during the ten trading day period prior to the conversion date after 180 days. HDS International analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

    Asher Note 1, Asher Note 2. Asher Note 3 and Asher Note 4 (collectively, “Asher Notes”) are convertible into shares of our common stock based upon a discount to the market price. The conversion terms of these convertible notes are based upon a discount to the then-prevailing average of the five (5) lowest trading bid prices and, as a result, the lower the stock price at the time Asher converts the convertible notes, the more shares of common stock Asher will receive. The number of shares of common stock issuable upon conversion of these convertible notes is indeterminate. If the trading price of our common stock is lower when the conversion price of these convertible notes is determined, we would be required to issue a higher number of shares of our common stock, which could cause substantial dilution to our stockholders. In addition, if Asher opts to convert these convertible notes into shares of our common stock and sell those shares it could result in an imbalance of supply and demand for our common stock and resulting in lower trading prices for our common stock as reported by the OTCBB. The further our stock price declines, the further the adjustment of the conversion price will fall and the greater the number of shares we will have to issue upon conversion.

    In addition, the number of shares issuable upon conversion of the convertible note is potentially limitless. While the overall ownership of Asher at any one moment may be limited to 9.99% of the issued and outstanding shares of our common stock, Asher may be free to sell any shares into the market that have previously been issued to them, thereby enabling them to convert the remaining portion of these convertible notes.

    On December 19, 2012, the Company exercised its right to convert all $520,055 of principal and accrued interest under the August 18, 2011 promissory notes into 2,080,220 restricted shares of the Company’s common stock and the promissory note terminated.

    On November 26, 2012, we entered into a settlement agreement and general release (the “Restructuring Agreement”) with holders of convertible drawdown promissory notes (the “Notes”) issued on June 29, 2012. Under the terms of the Notes, $60,000 was lent to us on June 29, 2012 with $90,000 to be lent to us on or before August 3, 2012. The note holders failed to make the second loan of $90,000 to us and were in default under the Notes. Under the Restructuring Agreement, we have resolved and settled any and all disputes and claims arising from the Notes; the Notes and any interest accrued there under was cancelled, set aside, and held for naught; and the amount due the note holders was converted to 17,142,855 restricted shares of our common stock. The convertible drawdown promissory notes issued on June 29, 2012 were terminated on November 26, 2012.

    On June 29, 2012, the Company issued convertible debentures to non-related parties for $150,000, comprised of payments of $60,000 on June 29, 2012, and $90,000 due August 3, 2012. Under the terms of the note, the amount owing is unsecured, due interest of 6% per annum, and due on or before December 31, 2013.

    The convertible debentures also provide that, so long as the lender is not in default, either party shall have the right to convert all or a portion of the outstanding principal and accrued interest into fully paid and non-assessable shares of our common stock at the rate of one restricted share of common stock for each $0.01 owed.

    On August 18, 2011, the Company issued a convertible debenture to a non-related party for $500,000, comprised of payments of $100,000 on August 19, 2011, $150,000 on August 26, 2011, and $250,000 on September 6, 2011. Under the terms of the note, the amount owing is unsecured, due interest of 3% per annum, and due on or before February 19, 2013. As at March 31, 2012, accrued interest of $9,288 has been recorded in accrued liabilities.

    The convertible debenture also grants the right of the Company to convert this debt into common shares of the Company at any time at a conversion price of $0.25 per share. For the first payment of $100,000 on August 19, 2011, the Company recorded beneficial conversion of $16,800 relating to the number of convertible shares (400,000 shares) and the excess of the fair value of the share price and the conversion price. No beneficial conversion was recorded for the $150,000 and $250,000 payments, as the fair value of the Company’s share prices was less than the conversion price on the date of issuance. As at September 30, 2012, the Company recorded accumulative accretion expense of $12,437 with a corresponding credit to the long-term note payable.

    The 7,500,000 issued and outstanding shares of Class A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each Class A Preferred Share converted. If all of our Class A Preferred Stock was converted into shares of common stock, the number of issued and outstanding shares of common stock of the Company would increase by 150,000,000.

Shares Eligible for Future Sale

    As of March 31, 2014, we had 377,203,075 shares of our common stock issued and outstanding, a breakdown of which follows:

●	197,753,075 are freely tradable without restrictions (commonly referred to as the “public float”)
●	179,450,000 are currently subject to the restrictions and sale limitations imposed by Rule 144.

    From time to time, certain of our stockholders may be eligible to sell some or all of their restricted shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain volume restrictions and restrictions on the manner of sale. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale, current public information and notice requirements.

    The eventual availability for sale of substantial amounts of our common stock under Rule 144 could adversely affect prevailing market prices for our securities and cause you to lose most, if not all, of your investment in our business.

Transfer Agent

Action Stock Transfer Corp.
2469 East Fort Union Boulevard, Suite 214
Salt Lake City, Utah   84121
(801) 274-1088 Phone
(801) 274-1099 Fax
info@actionstocktransfer.com Email

Recent Sales of Unregistered Securities

    The only issuance and sales of securities without registration since March 28, 2013 through March 31, 2014 comprise the transactions relating to the Asher Notes, as described above.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

    During each month within the fourth quarter of the fiscal year ended December 31, 2013, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6.	SELECTED FINANCIAL DATA.

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

    We are considered a start-up corporation.  Our auditors have issued a going concern opinion on the consolidated financial statements for the year ended December 31, 2013.

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

Plan of Operation – Milestones

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

    4.     We note that the above milestones are the same milestones that we identified for the year ended December 31, 2013.  We did not achieve these milestones during the preceding twelve months, primarily attributed to insufficient funding.  We continue to seek additional funds for our operations, through our public offering as described above, and otherwise.

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

Results of Operations – December 31, 2013 as compared to December 31, 2012

Working Capital

	December 31, 2013 $	December 31, 2012 $
Current Assets	3,371	12,650
Current Liabilities	941,903	476,951
Working Capital (Deficit)	(938,532)	(464,301)

Cash Flows

	For the year ended December 31, 2013 $	For the year ended December 31, 2012 $
Cash Flows from (used in) Operating Activities	(103,304)	(402,528)
Cash Flows from (used in) Investing Activities	–	–
Cash Flows from (used in) Financing Activities	94,025	95,000
Net Increase (decrease) in Cash During Period	(9,279)	(307,528)

Operating Revenues

    We have not generated any revenues since inception.

Operating Expenses and Net Loss

    Operating expenses for the year ended December 31, 2013 were $478,916 compared with $543,922 for the year ended December 31, 2012. The decrease in operating expenses was attributed to a decrease in general and administrative expense of $54,533 for day-to-day operating costs and professional fees of $18,813 due to a decrease in legal expenses incurred during the current year offset by an increase in consulting fees of $8,750.

    During the year ended December 31, 2013, the Company recorded a net loss of $570,443 compared with a net loss of $644,602 for the year ended December 31, 2012.  In addition to the above, the Company incurred an increase of $1,465 of interest expense relating to debt balances, $45,521 loss on change in fair value of derivative liability, offset by a decrease of $12,669 of accretion expense for the fair value of the beneficial conversion feature on the convertible note issued in August 2011 and a decrease in the loss on settlement of debt of $43,470.

Liquidity and Capital Resources

    As at December 31, 2013, the Company’s cash balance consisted of $3,371 compared to cash balance of $12,650 as at December 31, 2012. The decrease in the cash balance was attributed the use of cash during the year for day-to-day activities. As at December 31, 2013, the Company’s total assets consisted of $10,056 compared to total assets of $12,650 as at December 31, 2012. The decrease in total assets was attributed to the decrease in cash as noted above, offset by the addition of deferred financing costs related to the issuance of convertible debt during the year ended December 31, 2013.

    As at December 31, 2013, the Company had total liabilities of $946,300 compared with total liabilities of $476,951 as at December 31, 2012. The increase in total liabilities is attributed to a $415,315 increase in accounts payable, as well as an increase in convertible debentures and derivative liability.

    As at December 31, 2013, the Company has a working capital deficit of $938,532 compared with a working capital $464,301 at December 31, 2012 with the increase in the working capital attributed to decrease in cash used to fund day-to-day activities and an increase in accounts payable due to the low cash balance held at year end as well as due to the convertible debentures and derivative liability issued and recorded during the year.

Cashflow from Operating Activities

    During the year ended December 31, 2013, the Company used $103,304 of cash for operating activities compared to the use of $402,528 of cash for operating activities during the year ended December 31, 2012.  The decrease in the use of cash for operating activities was attributed to the fact that the Company had more outstanding and current obligations at year end to conserve cash.

Cashflow from Investing Activities

    During the years ended December 31, 2013 and 2012, the Company did not conduct any investing activities.

Cashflow from Financing Activities

    During the year ended December 31, 2013, the Company received $94,024 of proceeds from financing activities compared to $95,000 during the year ended December 31, 2012. The decrease in proceeds from financing activities was due to receipt of $60,000 in debt financing received during the prior year, as well as $35,000 from the proceeds of issuance of common stock, compared to the receipt of $83,000 from issuance of convertible debt and $11,025 from related parties in current year

Subsequent Developments

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

HDS International Corp.
(A Development Stage Company)

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
HDS International Corp.
(formerly GMV Wireless, Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of HDS International Corp (a Development Stage Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from November 3, 2008 (inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HDS International Corp. as of December 31, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

M&K CPAS, PLLC
M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas
April 7, 2014

HDS International Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	December 31, 2013 $	December 31, 2012 $
ASSETS

Current Assets

Cash	3,371	12,650

Total Current Assets	3,371	12,650

Other Assets

Deferred financing costs	6,685	–

Total Assets	10,056	12,650

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	449,022	119,732
Accounts payable and accrued liabilities – related parties	143,244	57,219
Due to related parties	300,000	300,000
Convertible debentures, net of unamortized discount of $28,384 and $nil, respectively	4,116	–
Derivative liability	45,521	–

Total Current Liabilities	941,903	476,951

Non-Current Liabilities

Convertible debentures, net of unamortized discount of $55,603 and $nil, respectively	4,397	–

Total Liabilities	946,300	476,951

Stockholders’ Deficit

Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Class A Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 7,500,000 shares	7,500	7,500

Common Stock Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 377,203,075 and 376,603,075 shares, respectively	377,203	376,603

Additional paid-in capital	381,775	283,875

Deficit accumulated during the development stage	(1,702,722)	(1,132,279)

Total Stockholders’ Deficit	(936,244)	(464,301)

Total Liabilities and Stockholders’ Deficit	10,056	12,650

(The accompanying notes are an integral part of these consolidated financial statements)

HDS International Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

	Year ended December 31, 2013 $	Year ended December 31, 2012 $	Accumulated from November 3, 2008 (date of inception) to December 31, 2013 $

Revenue	–	–	–

Operating Expenses

Consulting fees	420,500	411,750	1,012,750
General and administrative	6,115	60,648	103,850
Management fees	–	–	43,727
Professional fees	52,041	70,854	227,501
Transfer agent fees	260	670	18,868

Total Operating Expenses	478,916	543,922	1,406,696

Income (Loss) Before Other Expenses (Income)	(478,916)	(543,922)	(1,406,696)

Other Expenses (Income)

Accretion expense	–	12,669	16,800
Impairment of intangible assets	–	–	92,538
Interest expense	46,006	44,541	122,249
Loss on change in fair value of derivative liability	45,521	–	45,521
Loss on settlement of debt	–	43,470	18,918

Total Other Expenses (Income)	91,527	100,680	296,026

Net Income (Loss) for the Period	(570,443)	(644,602)	(1,702,722)

Net Income (Loss) Per Share, Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	377,186,685	350,207,767

The accompanying notes are an integral part of these consolidated financial statements)

HDS International Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
For the Period from November 3, 2008 (Date of Inception) to December 31, 2013
(expressed in U.S. dollars)

									Deficit
									Accumulated
							Additional	Stock	During the
	Preferred Stock		Common Stock				Paid-in	Subscriptions	Development
		Amount			Amount		Capital	Receivable	Stage	Total
	#		$	#	$		$	$	$	$

Balance, November 3, 2008 (Date of Inception)	–	–		–		–	–	–	–		–

Issuance of shares for cash	–	–		477,900,000		477,900	(477,900)	–	–		–
									–
Issuance of shares for cash	–	–		8,100,000		8,100	(5,850)	(23)	–		2,227

Net loss for the period	–	–		–		–	–	–	(5,212)		(5,212)

Balance, December 31, 2008	–	–		486,000,000		486,000	(483,750)	(23)	(5,212)		(2,985)

Stock subscription receivable received	–	–		–		–	–	23	–		23

Issuance of shares for cash	–	–		21,600,000		21,600	(15,600)	–	–		6,000

Issuance of shares for cash	–	–		5,400,000		5,400	(3,900)	–	–		1,500

Net loss for the year	–	–		–		–	–	–	(18,191)		(18,191)

Balance, December 31, 2009	–	–		513,000,000		513,000	(503,250)	–	(23,403)		(13,653)

Issuance of shares for management fees	–	–		25,200,000		25,200	(18,200)	–	–		7,000

Forgiveness of loan	–	–		–		–	2,649	–	–		2,649

Net loss for the year	–	–		–		–	–	–	(145,094)		(145,094)

Balance, December 31, 2010	–	–		538,200,000		538,200	(518,801)	–	(168,497)		(149,098)

Shares cancelled	–	–		(440,820,000)		(440,820)	440,820	–	–		–

Shares issued for acquisition of assets	7,500,000	7,500		250,000,000		250,000	(499,962)	–	–		(242,462)

Capital contribution	–	–		–		–	200,751	–	–		200,751

Beneficial conversion feature	–	–		–		–	16,800	–	–		16,800

Settlement of debt to related party	–	–		–		–	14,965	–	–		14,965

Net loss for the year	–	–		–		–	–	–	(319,180)		(319,180)

Balance, December 31, 2011	7,500,000	7,500		347,380,000		347,380	(345,427)	–	(487,677)		(478,224)

Conversion of debt	–	–		19,223,075		19,223	604,302	–	–		623,525

Issuance of shares for cash	–	–		10,000,000		10,000	25,000	–	–		35,000

Net loss for the year	–	–		–		–	–	–	(644,602)		(644,602)

Balance, December 31, 2012	7,500,000	7,500		376,603,075		376,603	283,875	–	(1,132,279)		(464,301)

Issuance of shares for consulting fees	–	–		600,000		600	5,400	–	–		6,000

Fair value of beneficial conversion feature recorded on issuance of convertible debt	–	–		–		–	92,500	–	–		92,500

Net loss for the year	–	–		–		–	–	–	(570,443)		(570,443)

Balance, December 31, 2013	7,500,000	7,500		377,203,075		377,203	381,775	–	(1,702,722)		(936,244)

(The accompanying notes are an integral part of these consolidated financial statements)

HDS International Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

	Year ended December 31, 2013 $	Year ended December 31, 2012 $	Accumulated from November 3, 2008 (date of inception) to December 31, 2013 $
Operating Activities

Net Income (Loss)	(570,443)	(644,602)	(1,702,722)

Adjustment to reconcile net loss to net cash used in operating activities:

Accretion of debt discount	8,513	12,669	25,313
Amortization of deferred financing costs	2,815	–	2,815
Impairment of intangible assets	–	–	92,538
Loss on change in fair value of derivative liability	45,521	–	45,521
Loss on settlement of debt	–	43,470	18,918
Shares issued for management and consulting fees	6,000	–	13,000
Stock-based compensation	–	–	2,227

Changes in operating assets and liabilities:

Prepaid expense and deposits	–	7,575	–
Accounts payable and accrued liabilities	329,290	133,278	496,629
Accounts payable and accrued liabilities – related parties	75,000	45,082	132,219
Due to related parties	–	–	11,965

Net Cash Used in Operating Activities	(103,304)	(402,528)	(861,577)

Investing activities

Acquisition of intangible assets	–	–	(10,000)

Net Cash Used by Investing Activities	–	–	(10,000)

Financing activities

Proceeds from convertible debenture	83,000	–	83,000
Proceeds from loan payable	–	60,000	709,600
Repayments of loan payable	–	–	(149,449)
Proceeds from related parties	11,025	–	13,674
Repayments to related parties	–	–	(25,000)
Capital contribution	–	–	200,600
Proceeds from the issuance of common stock	–	35,000	42,523

Net Cash Provided by Financing Activities	94,024	95,000	874,948

Increase (Decrease) in Cash	(9,279)	(307,528)	3,371

Cash, Beginning of Period	12,650	320,178	–

Cash, End of Period	3,371	12,650	3,371

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Debt discount due to beneficial conversion feature	92,500	–	92,500
Forgiveness of related party debt	–	–	2,649
Issuance of common shares to settle debt	–	–	580,055
Issuance of common shares for acquisition of assets	–	250,000	250,000
Issuance of preferred shares for acquisition of assets	–	7,500	7,500
Issuance of note payable for acquisition of assets	–	325,000	325,000

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of December 31, 2013, the Company had a working capital deficiency of $938,532 and an accumulated deficit of $1,702,722. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. .

2.      Summary of Significant Accounting Policies

a)	Principles of Consolidation

The consolidated financial statements for the years ending December 31, 2013 and 2012 include the accounts of HDS International Corp. and HDS Energy and Ecosystems NB, Ltd., the Company’s wholly owned subsidiary effective June 11, 2012. All intercompany transactions and balances have been eliminated on consolidation.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2013 and 2012, the Company had no cash equivalents.

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

h)	Derivative Liability

From time to time, the Company may issue equity instruments that may contain an embedded derivative instrument which may result in a derivative liability. A derivative liability exists on the date the equity instrument is issued when there is a contingent exercise provision. The derivative liability is records at is fair value calculated by using an option pricing model such as a multi-nominal lattice model. The fair value of the derivative liability is then calculated on each balance sheet date with the corresponding gains and losses recorded in the consolidated statement of operations. As at December 31, 2013, the Company had 51,166,667 (2012 – nil) potentially dilutive shares from outstanding convertible debentures.

i)	Development Stage Company

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

j)	Basic and Diluted Net Loss Per Share

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2013 and 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at December 31, 2013 and 2012 as follows:

	Balance, December 31, 2012 $	New Issuances $	Changes in Fair Values $	Balance, December 31, 2013 $
Convertible debenture	–	92,500	(83,987)	8,513
Derivative Liability	–	46,532	(1,011)	45,521
Loss on change in fair value of derivative liability	–	–	45,521	45,521
	–	139,032	(39,477)	17,555

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

n)	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The disclosures required from adoption of this ASU have been included in these financial statements.

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013 11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

HDS International Corp.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.      Summary of Significant Accounting Policies (continued)

o)	Recent Accounting Pronouncements (continued)

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

b)
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

c)
On June 29, 2012, the Company issued three separate convertible drawdown note payables of $50,000 each, with $20,000 of each note being received on June 29, 2012 and the remaining $30,000 for each note to be received on or before August 3, 2012. Under the terms of the note, the amount owing is unsecured, due interest of 6% per annum, and due on or before December 31, 2013.

d)
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

HDS International Corp.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

3.    Convertible Debentures (continued)

e)
On June 7, 2013, the Company entered into a $32,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and matures on December 7, 2014. The note is convertible into shares of common stock 180 days after the date of issuance (December 4, 2013) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company’s common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2013, the Company recorded accrued interest of $1,475 (2012 - $nil), which has been included in accounts payable and accrued liabilities.

f)
In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the year ended December 31, 2013, the Company had amortized $4,116 (2012 - $nil) of the debt discount to interest expense. As at December 31, 2013, the carrying value of the debenture was $4,116 (2012 - $nil).

On December 4, 2013, the note became convertible resulting in the Company recording a derivative liability of $46,532 with a corresponding adjustment to loss on change in fair value of derivative liabilities. As at December 31, 2013, the Company revalued the derivative liability to its fair value resulting in the Company recording $1,011 as gain on change in fair value of derivative liabilities. As at December 31, 2013, the fair value of the derivative liability was $45,521 (2012 - $nil). Refer to Note 4.

g)
On July 15, 2013, the Company entered into a $27,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and matures on January 11, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (January 11, 2014) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company’s common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2013, the Company recorded accrued interest of $1,019 (2012 - $nil), which has been included in accounts payable and accrued liabilities.

h)
In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $27,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the year ended December 31, 2013, the Company had amortized $2,779 (2012 - $nil) of the debt discount to interest expense. As at December 31, 2013, the carrying value of the debenture was $2,779 (2012 - $nil).

As the note does not become convertible until January 11, 2014, the Company has not yet recognized any derivative liability associated with this note.

i)
On October 4, 2013, the Company entered into a $32,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and matures on July 8, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (April 2, 2014) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company’s common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2013, the Company recorded accrued interest of $627 (2012 - $nil), which has been included in accounts payable and accrued liabilities.

j)
In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the year ended December 31, 2013, the Company had amortized $1,618 (2012 - $nil) of the debt discount to interest expense. As at December 31, 2013, the carrying value of the debenture was $1,618 (2012 - $nil).

As the note does not become convertible until April 2, 2014, the Company has not yet recognized any derivative liability associated with this note.

4.    Derivative Liability

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Note 3(a) in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended December 31, 2013, the Company recorded a loss on the change in fair value of derivative liability of $45,521 (2012 - $nil). As at December 31, 2013, the Company recorded a derivative liability of $45,521 (2012 - $nil).

HDS International Corp.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4.    Derivative Liability (continued)

The following inputs and assumptions were used to value the convertible debenture outstanding during the year ended December 31, 2013:

●	The underlying stock price of $0.0014 was used as the fair value of the common stock
●	The principal of the debenture on the June 7, 2013 date of issuance was $32,500
●	The balance of the principal and interest of the debenture on December 4, 2013, the date the debenture became convertible, was $33,775
●	The balance of the principal and interest of the debenture on December 31, 2013 was $33,975
●	Capital raising events are not a factor for the debenture
●	The Holder would redeem based on availability of alternative financing,0% of the time increasing 1.0% monthly to a maximum of 10%
●	The Holder would automatically convert the note at maturity if the registration (after 120 days) was effective and the Company is not in default
●	The projected annual volatility for each valuation period was based on the historic volatility of the Company of 178% as at December 4, 2013 and 176% as at December 31, 2013
●	An event of default would occur 0% of the time, increasing to 1.0% per month to a maximum of 5%. To date, the debenture is not in default nor converted by the Holder.

A summary of the activity of the derivative liability is shown below:

	$
Balance, December 31, 2012		–
Derivative loss due to new issuances		46,532
Mark to market adjustment at December 31, 2013		(1,011)
Balance, December 31, 2013		45,521

5.      Related Party Transactions

a)
As at December 31, 2013, the Company owes $300,000 (2012 - $300,000) to a company controlled by officers and directors of the Company.  The amount owing is unsecured, bears interest at 10% per annum, and is due on demand.  As at December 31, 2013, the Company has recorded accrued interest of $72,219 (2012 - $42,219) which has been included in accounts payable and accrued liabilities – related party.

b)
As at December 31, 2013, the Company owes $10,225 (2012 - $nil) to companies under common control by officers and directors of the Company which has been included in accounts payable and accrued liabilities – related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)
During the year ended December 31, 2013, the Company has incurred $45,000 (2012 - $43,500) to the President and CEO of the Company for consulting services. As at December 31, 2013, the Company recorded a related party accounts payable of $60,000 (2012 - $15,000), which has been included in accounts payable and accrued liabilities – related party. The amounts owing are unsecured, non-interest bearing, and due on demand.

d)
During the year ended December 31, 2013, the Company incurred $800 (2012 – $nil) to the President and CEO of the Company for reimbursement of expenses which has been included in accounts payable and accrued liabilities – related parties.

6.    Common Stock

Share Transactions for the Year Ended December 31, 2013:

a)
On January 9, 2013, the Company issued 600,000 common shares pursuant to a consulting agreement with a non-related party, as noted in Note 7(d). The shares were recorded at their fair value of $6,000 based on the closing market prices on the date of authorization.

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

HDS International Corp.
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

During the year ended December 31, 2013, the Company incurred $36,000 (2012 - $38,250) in consulting fees relating to this agreement, of which $42,000 (2012 - $6,000) has been recorded in accounts payable and accrued liabilities as at December 31, 2013.

b)
On October 12, 2011, the Company entered into a consulting agreement with a non-related party whereby the Company will pay a monthly consulting fee for services provided in the amounts of $27,500. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated.

During the year ended December 31, 2013, the Company incurred $330,000 (2012 - $330,000) in consulting fees relating to this agreement, of which $383,500 (2012 - $91,000) has been recorded in accounts payable and accrued liabilities as at December 31, 2013.

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

During the year ended December 31, 2013, the Company incurred $45,000 (2012 - $43,500) in consulting fees relating to this agreement, of which $60,000 (2012 - $15,000) has been recorded in accounts payable and accrued liabilities – related parties as at December 31, 2013.

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

8.       Income Taxes

The Company has a net operating loss carried forward of $1,385,519 available to offset taxable income in future years which commence expiring in fiscal 2028.

The income tax benefit has been computed by applying the weighted average income tax rates of Canada (federal and provincial statutory rates) and of the United States (federal and state rates) of 27% and 34%, respectively, to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	$2013	$2012

Income tax recovery at statutory rate	175,604	199,965

Valuation allowance change	(175,604)	(199,965)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	$2013	$2012

Net operating loss carried forward	470,989	295,385

Valuation allowance	(470,989)	(295,385)

Net deferred income tax asset	–	–

HDS International Corp.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

8.       Income Taxes (continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

9.    Subsequent Event

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after December 31, 2013.

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

    We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

    Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using the criteria established in “ Internal Control - Integrated Framework “ issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

    A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of December 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at December 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

    Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

    As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

    During the year ended December 31, 2013,  there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

    None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS ANDN CORPORATE GOVERNANCE.

    Our directors will serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until his or his successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

    The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position
Tassos Recachinas	31	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole Member of our Board of Directors

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

Section 16(a) of the Securities Exchange Act of 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2013, all such filing requirements applicable to our officers and directors were complied with.

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

    The following table sets forth the compensation paid by us for the last two fiscal years ending December 31, 2013 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table
Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Tassos Recachinas	2013	45,000	0	0	0	0	0	45,000[1]	90,000
President/CEO/CFO	2012	43,500	0	0	0	0	0	43,500[1]	87,500

[1]	Represents cash consideration in connection with consulting services.

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

Compensation of Directors

    The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director’s service contracts.  The following table sets forth compensation paid to our directors from inception to our year end on December 31, 2013.  Since that time, we have not paid any compensation to any director.

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

Name and Address	Number of		Percentage of	Number of		Percentage of
Beneficial Owner	Common Shares		Ownership	Preferred Shares		Ownership
Tassos Recachinas	179,450,000[1	]	47.57%[3]	7,500,000[2	]	100.00%
10 Dorrance Street, Suite 700
Providence, RI 02093

All officers and directors as a group (1 individual)	179,450,000		47.57%	7,500,000		100.00%

[1]	Of the 179,450,000 shares of common stock for which Mr. Recachinas is listed as beneficial owner, all are registered in the name of Hillwinds Ocean Energy, LLC, which is controlled by Mr. Recachinas.

[2]	Of the 7,500,000 preferred shares, all 7,500,000 shares are Class A Preferred Stock, and all are registered in the name of Hillwinds Ocean Energy, LLC, which is controlled by Mr. Recachinas.

[3]	Each share of Class A preferred stock is convertible into shares of common stock at a rate of 20 shares of common stock for each share of Class A Preferred Stock. Assuming the conversion of all shares of Class A Preferred Stock into shares of common stock, Mr. Recachinas’ beneficial ownership of our fully diluted common stock would be 62.49%.

    Mr. Recachinas is our only organizer.

Future sales by existing stockholders

    We are no longer categorized as a “shell company” as that term is defined in Reg. 405 of the Act.  A “shell company” is a corporation with no or nominal assets or its assets consist solely of cash, and no or nominal operations

ITEM 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

    at December 31, 2013, the Company owed $370.967 to Hillwinds Ocean Energy, LLC (“HOEL”), a company controlled by our President, the amounts owing unsecured, bearing interest at 10% per annum, and due August 16, 2012.  During 2013, the Company repaid $0 of accrued interest and $0 of principal under the obligation.  As at December 31, 2013, the Company has recorded accrued interest of $72.219.

    Tassos Recachinas is our only promoter.  In addition to the transactions described herein this Item 3, Mr. Recachinas received $45,000 from us during 2013 (43,500, 2012) for management consulting services.  Mr. Recachinas has not received anything else of value (including money, property, contracts, options or rights of any kind) from us other than we paid HOEL, a corporation owned and controlled by Mr. Recachinas (a) 7,500,000 shares of our Class A Preferred Stock, $0.001 par value per share; (b) 250,000,000 shares of our common stock, $0.001 par value per share, and (c) a twelve month, 10% promissory note in the sum of $325,000, in connection with the purchase of certain assets from HOEL, including a certain license relating to technologies for gas exchange, carbon dioxide capture and sequestration, algae biomass production and other renewable energy and eco-sustainability applications, as described in the Asset Acquisition Agreement dated August 16, 2011.  HOEL is the majority owner of our issued and outstanding common stock and sole owner of all our issued and outstanding preferred stock.  The foregoing was an arm’s length transaction negotiated between our former management and Tassos Recachinas on behalf of himself and HOEL. Mr. Recachinas believed we had no appreciative value as a “shell company” and accordingly was only willing to transfer the assets to us in consideration of absolute control of us.  The precise amount of securities transferred to Mr. Recachinas was acceptable to him and us.

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
    -      Disclosing in any and all filings with the SEC, where required;
    -      Obtaining disinterested directors consent; and
    -      Obtaining shareholder consent where required.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

2013	$14,000	M&K CPAS, PLLC
2012	$14,000	M&K CPAS, PLLC

(2)      Tax Fees

    The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$0	M&K CPAS, PLLC
2012	$0	M&K CPAS, PLLC

(3)      All Other Fees

    The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$0	M&K CPAS, PLLC
2012	$0	M&K CPAS, PLLC

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

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES.

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.13	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.14	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.15	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.16	Intellectual Property License Agreement with Hillwinds Energy Development Corporation.	10-K	4/16/12	10.1
10.17	Exclusivity and Feasibility Study Agreement with City of Saint John.	8-K	12/05/12	10.1
10.18	Intellectual Property License Agreement with Hillwinds Energy Development Corporation dated December 10, 2012.	8-K	12/12/12	10.1
10.19	Consulting Agreement with The Holden Group.	8-K	1/03/13	10.1
10.20	Restructuring Agreement with Dennis Holden.	8-K/A	2/14/13	10.1
10.21	Restructuring Agreement with Stephen Walker.	8-K/A	2/14/13	10.2
10.22	Restructuring Agreement with Lance Warren.	8-K/A	2/14/13	10.3
14.1	Code of Ethics.	10-K	3/29/11	14.1
21.1	List of Subsidiaries.	S-1/A-1	1/17/13	21.1
23.1	Consent of M&K CPAS, PLLC				X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th  day of April, 2014.

HDS INTERNATIONAL CORP.
(the “Registrant”)

BY:	TASSOS RECACHINAS
Tassos Recachinas
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

TASSOS RECACHINAS		April 7, 2014
Tassos Recachinas	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer,
Secretary/Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.13	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.14	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.15	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.16	Intellectual Property License Agreement with Hillwinds Energy Development Corporation.	10-K	4/16/12	10.1
10.17	Exclusivity and Feasibility Study Agreement with City of Saint John.	8-K	12/05/12	10.1
10.18	Intellectual Property License Agreement with Hillwinds Energy Development Corporation dated December 10, 2012.	8-K	12/12/12	10.1
10.19	Consulting Agreement with The Holden Group.	8-K	1/03/13	10.1
10.20	Restructuring Agreement with Dennis Holden.	8-K/A	2/14/13	10.1
10.21	Restructuring Agreement with Stephen Walker.	8-K/A	2/14/13	10.2
10.22	Restructuring Agreement with Lance Warren.	8-K/A	2/14/13	10.3
14.1	Code of Ethics.	10-K	3/29/11	14.1
21.1	List of Subsidiaries.	S-1/A-1	1/17/13	21.1
23.1	Consent of M&K CPAS, PLLC				X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X