Form 10-Q
period 2014-05-09
HDS INTERNATIONAL CORP.
filed 2014-05-14
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53949

HDS INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)

10 Dorrance Street, Suite 700
Providence, RI   02903
(Address of principal executive offices)

(401) 400-0028
(Registrant's telephone number)

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
YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 1, 2014, there were 385,774,504 shares of the registrant's $0.001 par value common stock issued and outstanding.

HDS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

HDS International Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	March 31, 2014 (unaudited) $	December 31, 2013 $
ASSETS

Current Assets
Cash	6,812	3,371
Current portion of deferred financing costs	3,379	–

Total Current Assets	10,191	3,371

Other Assets

Deferred financing costs	2,269	6,685

Total Assets	12,460	10,056

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	517,325	449,022
Accounts payable and accrued liabilities – related parties	181,841	143,244
Due to related parties	300,000	300,000
Convertible debentures, net of unamortized discount of $48,180 and $28,384, respectively	11,820	4,116
Derivative liability	90,273	45,521

Total Current Liabilities	1,101,259	941,903

Non-Current Liabilities

Convertible debentures, net of unamortized discount of $45,066 and $55,603, respectively	2,934	4,397

Total Liabilities	1,104,193	946,300

Stockholders' Deficit
Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Class A Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 7,500,000 shares	7,500	7,500

Common Stock Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 377,203,075 shares	377,203	377,203

Additional paid-in capital	397,275	381,775

Deficit accumulated during the development stage	(1,873,711)	(1,702,722)

Total Stockholders' Deficit	(1,091,733)	(936,244)
.
Total Liabilities and Stockholders' Deficit	12,460	10,056

(The accompanying notes are an integral part of these consolidated financial statements)

HDS International Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended March 31, 2014 $	For the Three Months Ended March 31, 2013 $	Accumulated from November 3, 2008 (date of inception) to March 31, 2014 $

Revenue	–	–	–

Operating Expenses

Consulting fees	96,000	111,750	1,108,750
General and administrative	1,760	2,661	105,610
Management fees	–	–	43,727
Professional fees	11,100	9,500	238,601
Transfer agent fees	–	169	18,868

Total Operating Expenses	108,860	124,080	1,515,556

Income (Loss) Before Other Expenses	(108,860)	(124,080)	(1,515,556)

Other Expenses (Income)

Accretion expense	–	–	16,800
Impairment of intangible assets	–	–	92,538
Interest expense	17,377	7,397	139,626
Loss on change in fair value of derivative liability	44,752	–	90,273
Loss (gain) on settlement of debt	–	–	18,918

Total Other Expenses (Income)	62,129	7,397	358,155

Net Income (Loss)	(170,989)	(131,477)	(1,873,711)

Net Income (Loss) Per Share, Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	377,203,075	377,189,745

(The accompanying notes are an integral part of these consolidated financial statements)

HDS International Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended March 31, 2014 $	For the Three Months Ended March 31, 2013 $	Accumulated from November 3, 2008 (date of inception) to March 31, 2014 $
Operating Activities
Net income (loss)	(170,989)	(131,477)	(1,873,711)

Adjustment to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	6,241	–	31,554
Amortization of deferred financing costs	1,537	–	4,352
Impairment of intangible assets	–	–	92,538
Loss on change in fair value of derivative liability	44,752	–	90,273
Loss on settlement of debt	–	–	18,918
Shares issued for management and consulting fees	–	6,000	13,000
Stock-based compensation	–	–	2,227

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	68,303	81,154	564,932
Accounts payable and accrued liabilities – related parties	37,397	31,597	169,616
Due to related parties	–	–	11,965

Net Cash Used in Operating Activities	(12,759)	(12,726)	(874,336)

Investing activities
Acquisition of intangible assets	–	–	(10,000)

Net Cash Provided (Used) by Investing Activities	–	–	(10,000)

Financing activities
Bank overdraft	–	76	–
Proceeds from convertible debenture, net of financing costs	15,000	–	98,000
Proceeds from loan payable	–	–	709,600
Repayments of loan payable	–	–	(149,449)
Proceeds from related parties	1,200	–	14,874
Repayments to related parties	–	–	(25,000)
Capital contribution	–	–	200,600
Proceeds from the issuance of common stock	–	–	42,523

Net Cash Provided by Financing Activities	16,200	76	891,148

Change in Cash	3,441	(12,650)	6,812

Cash, Beginning of Period	3,371	12,650	–

Cash, End of Period	6,812	–	6,812

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Debt discount due to beneficial conversion feature	15,500	–	108,000
Forgiveness of related party debt	–	–	2,649
Issuance of common shares to settle debt	–	–	580,055
Issuance of common shares for acquisition of assets	–	–	250,000
Issuance of preferred shares for acquisition of assets	–	–	7,500
Issuance of note payable for acquisition of assets	–	–	325,000
(The accompanying notes are an integral part of these consolidated financial statements)

HDS International Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

1.      Nature of Operations and Continuance of Business

HDS International Corp. (the "Company") was incorporated on November 3, 2008 under the laws of the State of Nevada. The Company plans to engage in the business of providing renewable energy and eco-sustainability solutions based on its licensed technologies. A substantial portion of the Company's activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any revenue to date.

On June 11, 2012, HDS Energy and Ecosystems NB, Ltd., the Company's wholly owned subsidiary, was incorporated in the Province of New Brunswick, Canada to manage the operations and other business development efforts.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of March 31, 2014, the Company had a working capital deficiency of $1,091,068 and an accumulated deficit of $1,873,711. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.      Summary of Significant Accounting Policies

a)       Principles of Consolidation
The consolidated financial statements financial statements for the periods ended March 31, 2014 and December 31, 2013 include the accounts of HDS International Corp. and HDS Energy and Ecosystems NB, Ltd., the Company's wholly owned subsidiary effective June 11, 2012. All intercompany transactions have been eliminated in consolidation.

b)       Basis of Presentation
These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is December 31.

c)       Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)       Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2014 and December 31, 2013, the Company had no cash equivalents.

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

h)       Derivative Liability
From time to time, the Company may issue equity instruments that may contain an embedded derivative instrument which may result in a derivative liability. A derivative liability exists on the date the equity instrument is issued when there is a contingent exercise provision. The derivative liability is records at is fair value calculated by using an option pricing model such as a multi-nominal lattice model. The fair value of the derivative liability is then calculated on each balance sheet date with the corresponding gains and losses recorded in the consolidated statement of operations

i)        Development Stage Company
The Company is currently considered a development stage company as defined by ASC 915-10-05. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company's operations consists of developing the business model and marketing concepts.

j)       Basic and Diluted Net Loss Per Share
The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2013, the Company had 95,238,095 (December 31, 2013 – 51,166,667) potentially dilutive shares from outstanding convertible debentures.

k)       Interim Consolidated Financial Statements
These interim unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

HDS International Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.      Summary of Significant Accounting Policies (continued)

l)        Income Taxes
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

m)      Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2014 and December 31, 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

n)      Financial Instruments
ASC 820, "Fair Value Measurements", requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's balance sheet as at March 31, 2014 and December 31, 2013 as follows:

	Balance, December 31, 2013 $	New Issuances $	Changes in Fair Values $	Balance, March 31, 2014 $
Convertible debenture	8,513	15,500	(9,259)	14,754
Derivative Liability	45,521	–	44,752	90,273
	54,034	15,500	35,493	105,027

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
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.      Summary of Significant Accounting Policies (continued)

o)       Recent Accounting Pronouncements
In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013 11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 did not have a material impact on the Company's consolidated financial statementsIn August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 did not have a material impact on the Company's consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on the Company's consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.      Convertible Debentures

a)	On June 7, 2013, the Company entered into a $32,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and matures on December 7, 2014. The note is convertible into shares of common stock 180 days after the date of issuance (December 4, 2013) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2014, the Company recorded accrued interest of $2,116 (December, 31, 2013 - $1,475), which has been included in accounts payable and accrued liabilities.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the period ended March 31, 2014, the Company had amortized $2,947 (December, 31, 2013 - $4,116) of the debt discount to interest expense. As at March 31, 2014, the carrying value of the debenture was $7,063 (December, 31, 2013 - $4,116).

On December 4, 2013, the note became convertible resulting in the Company recording a derivative liability of $46,532 with a corresponding adjustment to loss on change in fair value of derivative liabilities. As at March 31, 2014, the Company revalued the derivative liability to its fair value resulting in the Company recording $3,504 (December 31, 2013 - $1,011) as gain on change in fair value of derivative liabilities. As at March 31, 2014, the fair value of the derivative liability was $49,025 (December, 31, 2013 - $45,521). Refer to Note 4.

HDS International Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

3.      Convertible Debentures (continued)

b)	On July 15, 2013, the Company entered into a $27,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and matures on January 11, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (January 11, 2014) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2014, the Company recorded accrued interest of $1,561 (December, 31, 2013 - $1,019), which has been included in accounts payable and accrued liabilities.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $27,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the period ended March 31, 2014, the Company had amortized $1,978 (December, 31, 2013 - $2,779) of the debt discount to interest expense. As at March 31, 2014, the carrying value of the debenture was $4,757 (December, 31, 2013 - $2,779).

On January 11, 2014, the note became convertible resulting in the Company recording a derivative liability of $36,272 with a corresponding adjustment to loss on change in fair value of derivative liabilities. As at March 31, 2014, the Company revalued the derivative liability to its fair value resulting in the Company recording $4,976 (December 31, 2013 - $nil) as gain on change in fair value of derivative liabilities. As at March 31, 2014, the fair value of the derivative liability was $41,248 (December, 31, 2013 - $nil). Refer to Note 4.

c)	On October 4, 2013, the Company entered into a $32,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and matures on July 8, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (April 2, 2014) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2014, the Company recorded accrued interest of $1,268 (December, 31, 2013 - $627), which has been included in accounts payable and accrued liabilities.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the period ended March 31, 2014, the Company had amortized $1,024 (December, 31, 2013 - $1,618) of the debt discount to interest expense. As at March 31, 2014, the carrying value of the debenture was $2,642 (December, 31, 2013 - $1,618)

As the note does not become convertible until April 2, 2014, the Company has not yet recognized any derivative liability associated with this note.

d)	On February 18, 2014, the Company entered into a $15,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and matures on August 20, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (August 17, 2014) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2014, the Company recorded accrued interest of $139 (December, 31, 2013 - $nil), which has been included in accounts payable and accrued liabilities.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the period ended March 31, 2014, the Company had amortized $292 (December, 31, 2013 - $nil) of the debt discount to interest expense. As at March 31, 2014, the carrying value of the debenture was $292 (December, 31, 2013 - $nil).

As the note does not become convertible until August 17, 2014, the Company has not yet recognized any derivative liability associated with this note.

HDS International Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

4.      Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Notes 3(a) and 3(b) in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the period ended March 31, 2014, the Company recorded a loss on the change in fair value of derivative liability of $44,752 (December, 31, 2013 - $45,521). As at March 31, 2014, the Company recorded a derivative liability of $90,273 (December, 31, 2013 - $45,521).

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended March 31, 2014:

•	The underlying stock price of $0.0014 was used as the fair value of the common stock as at December 31, 2013.
•	The underlying stock price of $0.0033 was used as the fair value of the common stock as at March 31, 2014.
•	The principal of the debenture on the June 7, 2013 date of issuance was $32,500.
•	The balance of the principal and interest of the June 7, 2013 debenture on December 4, 2013, the date the June 7, 2013 debenture became convertible, was $33,775.
•	The balance of the principal and interest of the June 7, 2013 debenture on December 31, 2013 was $33,975.
•	The balance of the principal and interest of the June 7, 2013 debenture on March 31, 2014 was $34,616.
•	The principal of the debenture on the July 15, 2013 date of issuance was $27,500.
•	The balance of the principal and interest of the July 15, 2013 debenture on January 11, 2014, the date the July 15, 2013 debenture became convertible, was $28,579.
•	The balance of the principal and interest of the July 15, 2013 debenture on March 31, 2014 was $29,061
•	Capital raising events are not a factor for the debenture.
•	The Holder would redeem based on availability of alternative financing 0% of the time increasing 1.0% monthly to a maximum of 10%.
•	The Holder would automatically convert the note at maturity if the registration (after 120 days) was effective and the Company is not in default.
•
The projected annual volatility for each valuation period was based on the historic volatility of the Company of 178% as at December 4, 2013, 176% as at December 31, 2013, 175% as at January 11, 2014 and 171% as at March 31, 2014

•	An event of default would occur 0% of the time, increasing to 1.0% per month to a maximum of 5%. To date, the debenture is not in default nor converted by the Holder.

A summary of the activity of the derivative liability is shown below:

	$
Balance, December 31, 2012		–
Derivative loss due to new issuances		46,532
Mark to market adjustment at December 31, 2013		(1,011)
Balance, December 31, 2013		45,521
Derivative loss due to new issuances		36,272
Mark to market adjustment at March 31, 2014		8,480
Balance, March 31, 2014		90,273

5.       Related Party Transactions

a)	As at March 31, 2014, the Company owes $300,000 (December 31, 2013 - $300,000) to a company controlled by officers and directors of the Company. The amount owing is unsecured, bears interest at 10% per annum, and is due on demand. As at March 31, 2014, the Company has recorded accrued interest of $79,616 (December 31, 2013 - $72,219) which has been included in accounts payable and accrued liabilities – related party.

b)	As at March 31, 2014, the Company owes $10,225 (December 31, 2013 - $10,225) to companies under common control by officers and directors of the Company which has been included in accounts payable and accrued liabilities – related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

HDS International Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

5.       Related Party Transactions (continued)

c)	During the period ended March 31, 2014, the Company has incurred $30,000 (December 31, 2013 - $45,000) to the President and CEO of the Company for consulting services. As at March 31, 2014, the Company recorded a related party accounts payable of $90,000 (December 31, 2013 - $60,000), which has been included in accounts payable and accrued liabilities – related party. The amounts owing are unsecured, non-interest bearing, and due on demand.

d)	As at March 31, 2014, the Company owes $2,000 (December 31, 2013 – $800) to the President and CEO of the Company for reimbursement of expenses which has been included in accounts payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

6.       Commitments

a)	On October 12, 2011, the Company entered into a verbal consulting agreement with a non-related party whereby the Company will pay a monthly consulting fee for services provided in the amounts of $3,000. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated. On July 18, 2012, the Board of Directors reviewed the consulting agreement and authorized an increase to the monthly consulting fee from $3,000 to $3,750 per month beginning July 2012. On October 1, 2012, the Board of Directors reviewed the consulting agreement and adjusted the consulting fee from $3,750 to $3,000 per month beginning October 2012. On April 8, 2014, The Board of Directors reviewed the consulting agreement and adjusted the consulting fee from $3,000 to $500 per month effective January 1, 2014.

During the period ended March 31, 2014, the Company incurred $1,500 (December 31, 2013 - $36,000) in consulting fees relating to this agreement, of which $43,500 (December 31, 2013 - $42,000) has been recorded in accounts payable and accrued liabilities as at March 31, 2014.

b)	On October 12, 2011, the Company entered into a consulting agreement with a non-related party whereby the Company will pay a monthly consulting fee for services provided in the amounts of $27,500. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated. On April 8, 2014, The Board of Directors reviewed the consulting agreement and adjusted the consulting fee from $27,500 to $21,500 per month effective January 1, 2014.

During the year ended March 31, 2014, the Company incurred $64,500 (December 31, 2013 - $330,000) in consulting fees relating to this agreement, of which $448,000 (December 31, 2013 - $383,500) has been recorded in accounts payable and accrued liabilities as at March 31, 2014.

c)	On October 12, 2011, the Company entered into a consulting agreement with the President and CEO of the Company whereby the Company will pay a monthly consulting fee for services provided in the amounts of $3,000. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated. On June 10, 2012, the Board of Directors authorized an increase to the monthly consulting fee from $3,000 to $6,000 per month beginning June 2012. On July 18, 2012, the Board of Directors reviewed the consulting agreement and adjusted the monthly consulting fee to $3,750 beginning July 2012. On April 8, 2014, The Board of Directors reviewed the consulting agreement and adjusted the consulting fee from $3,750 to $10,000 per month effective January 1, 2014.

During the year ended March 31, 2014, the Company incurred $30,000 (December 31, 2013 - $45,000) in consulting fees relating to this agreement, of which $90,000 (December 31, 2013 - $60,000) has been recorded in accounts payable and accrued liabilities – related parties as at March 31, 2014.

d)	On January 2, 2013, the Company entered into a consulting agreement with The Holden Group, LLC ("Holden") whereby the Company paid Holden $2,000 and issued 600,000 restricted common shares of the Company upon the execution of the agreement as well as pay $500 on each of the first, second and third month anniversaries of the agreement. These final three payments have been accrued and recorded in accounts payable and accrued liabilities.

7.      Subsequent Event

On April 9, 2014, the Company issued 8,571,429 common shares for the conversion of $12,000 of the convertible debenture, as noted in Note 3(a).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

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

We are considered a start-up corporation.  Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2013.

RESULTS OF OPERATIONS

Working Capital

	March 31, 2014 $	December 31, 2013 $
Current Assets	10,191	3,371
Current Liabilities	1,101,259	941,903
Working Capital (Deficit)	(1,091,068)	(938,532)

Cash Flows

	March 31, 2014 $	March 31, 2013 $
Cash Flows from (used in) Operating Activities	(12,759)	(12,726)
Cash Flows from (used in) Financing Activities	–	–
Net Increase (decrease) in Cash During Period	16,200	76

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2014 were $108,860 compared with $124,080 for the three months ended March 31, 2013. The decrease in operating expenses was attributed to a decrease in consulting fees of $15,750, transfer agent fees of $169 and general and administrative fees of $901 for day-to-day operating costs offset by an increase in professional fees of $1,600.

During the three months ended March 31, 2014, the Company recorded a net loss of $170,989 compared with net loss of $131,477 for the three months ended March 31, 2013. In addition to the above, the Company incurred an increase of $9,980 of interest expense relating to debt balances and $44,752 for loss on the change in fair value of derivatively liabilities.

Liquidity and Capital Resources

As at March 31, 2014, the Company's cash balance was $6,812 compared to cash balance of $3,371 as at December 31, 2013. As at March 31, 2014, the Company's total assets were $10,191 compared to total assets of $3,371 as at December 31, 2013. The increase in the cash balance and total assets was attributed to the proceeds of the convertible debenture received on February 18, 2014.

As at March 31, 2014, the Company had total liabilities of $1,104,193 compared with total liabilities of $946,300 as at December 31, 2013. The increase in total liabilities is attributed to an increase of account payable and accrued liabilities of $106,900, $68,303 of which pertained to trade accounts payable and $38,597 pertained to related party accounts payable and accrued liabilities as well as an increase in convertible debentures of $6,241 and derivative liabilities of $44,752.

As at March 31, 2014, the Company has a working capital deficit of $1,091,068 compared with working capital deficit of $938,532 at December 31, 2013 with the increase in the working capital deficit attributed to the increases in accounts payable and accrued liabilities, convertible debentures and derivative liabilities during the period as discussed above.

Cashflow from Operating Activities

During the three months ended March 31, 2014, the Company used $12,759 of cash for operating activities compared to the use of $12,726 of cash for operating activities during the three months ended March 31, 2013.  The level of cash used for operating activities was consistent compared with the prior year.

Cashflow from Financing Activities

During the three months ended March 31, 2014, the Company received $16,200 of proceeds from financing activities compared to $76 during the three months ended March 31, 2013. The increase in proceeds from financing activities was due to the Company receiving proceeds of $15,000 for the issuance of a convertible debenture and $1,200 from a related party compared to  the prior year  amount of $76 which related to the Company carrying a bank overdraft.

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

ITEM 4.              CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 7, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 6.              EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Management Agreement between the Company and Mr. Mark Simon dated March 23, 2010.	10-K	4/07/10	10.1
10.2	Promissory Note issued to Newton Management Ltd. dated September 28, 2010.	8-K	10/08/10	10.1
10.3	Amended Management Agreement between the Company and Mr. Mark Simon dated October 1, 2010.	8-K	11/10/10	10.1
10.4	Investors Relations Services Agreement with Blue Chip IR dated October 1, 2010.	10-Q	11/15/10	10.3
10.5	Share Exchange Agreement with AmeriSure Pharmaceuticals LLC dated May 13, 2011.	8-K	5/16/11	10.1
10.6	Promissory Note to Amerisure Pharmaceuticals, LLC dated June 20, 2011.	8-K	6/29/11	10.1
10.7	Promissory Note to Serik Enterprises, Inc.	8-K	8/12/11	10.1
10.8	Settlement Agreement with Vail International Ltd.	8-K	8/12/11	10.2
10.9	Settlement Agreement with Newton Management Ltd.	8-K	8/12/11	10.3
10.10	Settlement Agreement with Mark Simon.	8-K	8/12/11	10.4
10.11	Settlement Agreement with Carrillo Huettel, LLC.	8-K	8/12/11	10.5
10.12	Asset Acquisition Agreement.	8-K	8/17/11	10.1
10.13	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.14	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.15	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.16	Intellectual Property License Agreement with Hillwinds Energy Development Corporation.	10-K	4/16/12	10.1
10.17	Exclusivity and Feasibility Study Agreement with City of Saint John.	8-K	12/05/12	10.1
10.18	Intellectual Property License Agreement with Hillwinds Energy Development Corporation dated December 10, 2012.	8-K	12/12/12	10.1
10.19	Consulting Agreement with The Holden Group.	8-K	1/03/13	10.1
10.20	Restructuring Agreement with Dennis Holden.	8-K/A	2/14/13	10.1
10.21	Restructuring Agreement with Stephen Walker.	8-K/A	2/14/13	10.2
10.22	Restructuring Agreement with Lance Warren.	8-K/A	2/14/13	10.3
14.1	Code of Ethics.	10-K	3/29/11	14.1
21.1	List of subsidiaries	S-1/A-1	1/17/13	21.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Subscription Agreement.	S-1/A-1	1/17/13	99.1
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of May, 2014.

HDS INTERNATIONAL CORP.
(the "Registrant")

BY:	TASSOS RECACHINAS
Tassos Recachinas
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Management Agreement between the Company and Mr. Mark Simon dated March 23, 2010.	10-K	4/07/10	10.1
10.2	Promissory Note issued to Newton Management Ltd. dated September 28, 2010.	8-K	10/08/10	10.1
10.3	Amended Management Agreement between the Company and Mr. Mark Simon dated October 1, 2010.	8-K	11/10/10	10.1
10.4	Investors Relations Services Agreement with Blue Chip IR dated October 1, 2010.	10-Q	11/15/10	10.3
10.5	Share Exchange Agreement with AmeriSure Pharmaceuticals LLC dated May 13, 2011.	8-K	5/16/11	10.1
10.6	Promissory Note to Amerisure Pharmaceuticals, LLC dated June 20, 2011.	8-K	6/29/11	10.1
10.7	Promissory Note to Serik Enterprises, Inc.	8-K	8/12/11	10.1
10.8	Settlement Agreement with Vail International Ltd.	8-K	8/12/11	10.2
10.9	Settlement Agreement with Newton Management Ltd.	8-K	8/12/11	10.3
10.10	Settlement Agreement with Mark Simon.	8-K	8/12/11	10.4
10.11	Settlement Agreement with Carrillo Huettel, LLC.	8-K	8/12/11	10.5
10.12	Asset Acquisition Agreement.	8-K	8/17/11	10.1
10.13	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.14	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.15	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.16	Intellectual Property License Agreement with Hillwinds Energy Development Corporation.	10-K	4/16/12	10.1
10.17	Exclusivity and Feasibility Study Agreement with City of Saint John.	8-K	12/05/12	10.1
10.18	Intellectual Property License Agreement with Hillwinds Energy Development Corporation dated December 10, 2012.	8-K	12/12/12	10.1
10.19	Consulting Agreement with The Holden Group.	8-K	1/03/13	10.1
10.20	Restructuring Agreement with Dennis Holden.	8-K/A	2/14/13	10.1
10.21	Restructuring Agreement with Stephen Walker.	8-K/A	2/14/13	10.2
10.22	Restructuring Agreement with Lance Warren.	8-K/A	2/14/13	10.3
14.1	Code of Ethics.	10-K	3/29/11	14.1
21.1	List of subsidiaries	S-1/A-1	1/17/13	21.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Subscription Agreement.	S-1/A-1	1/17/13	99.1
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X