Form 10-Q
period 2014-06-30
HDS INTERNATIONAL CORP.
filed 2014-08-19
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 13, 2014, there were 385,774,504 shares of the registrant's $0.001 par value common stock issued and outstanding.

HDS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS.

HDS International Corp.
(A Development Stage Company)

June 30, 2014

HDS International Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	June 30, 2014 (unaudited) $	December 31, 2013 $
ASSETS

Current Assets

Cash	333	3,371
Current portion of deferred financing costs	3,669	–

Total Current Assets	4,002	3,371

Other Assets

Deferred financing costs	380	6,685

Total Assets	4,382	10,056

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	587,686	449,022
Accounts payable and accrued liabilities – related parties	222,339	143,244
Due to related parties	300,000	300,000
Convertible debentures, net of unamortized discount of $62,912 and $28,384, respectively	17,588	4,116
Derivative liability	114,578	45,521

Total Current Liabilities	1,242,191	941,903

Non-Current Liabilities

Convertible debentures, net of unamortized discount of $14,910 and $55,603, respectively	590	4,397

Total Liabilities	1,242,781	946,300

Stockholders' Deficit

Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Class A Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 7,500,000 shares	7,500	7,500

Common Stock Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 385,774,504 and 377,203,075 shares, respectively	385,774	377,203

Additional paid-in capital	418,090	381,775

Deficit accumulated during the development stage	(2,049,763)	(1,702,722)

Total Stockholders' Deficit	(1,238,399)	(936,244)

Total Liabilities and Stockholders' Deficit	4,382	10,056

(The accompanying notes are an integral part of these consolidated financial statements)

HDS International Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended June 30, 2014 $	For the Three Months Ended June 30, 2013 $	For the Six Months Ended June 30, 2014 $	For the Six Months Ended June 30, 2013 $

Revenue	–	–	–	–

Operating Expenses

Consulting fees	96,000	102,750	192,000	214,500
General and administrative	926	442	2,686	3,103
Professional fees	10,380	25,893	21,480	35,393
Transfer agent fees	20	82	20	251

Total Operating Expenses	107,326	129,167	216,186	253,247

Income (Loss) Before Other Expenses	(107,326)	(129,167)	(216,186)	(253,247)

Other Expenses (Income)

Interest expense	27,035	10,377	44,412	17,774
Loss on change in fair value of derivative liability	41,691	–	86,443	–

Total Other Expenses (Income)	68,726	10,377	130,855	17,774

Net Income (Loss) for the Period	(176,052)	(139,544)	(347,041)	(271,021)

Net Income (Loss) Per Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	384,926,783	377,203,075	381,086,267	376,885,045

(The accompanying notes are an integral part of these consolidated financial statements)

HDS International Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Six Months Ended June 30, 2014 $	For the Six Months Ended June 30, 2013 $
Operating Activities

Net Income (loss)	(347,041)	(271,021)

Adjustment to reconcile net loss to net cash used in operating activities:

Accretion of debt discount	21,665	1,372
Amortization of deferred financing costs	3,136	190
Loss on change in fair value of derivative liability	86,443	–
Shares issued for management and consulting fees	–	6,000

Changes in operating assets and liabilities:

Prepaid expenses and deposits	–	(113)
Accounts payable and accrued liabilities	138,664	175,628
Accounts payable and accrued liabilities – related parties	74,877	56,902

Net Cash Provided by (Used in) Operating Activities	(22,256)	(31,042)

Financing activities

Proceeds from convertible debenture, net of financing costs	15,000	28,000
Proceeds from related parties	4,218	–

Net Cash Provided by (Used in) Financing Activities	19,218	28,000

Change in Cash	(3,038)	(3,042)

Cash, Beginning of Period	3,371	12,650

Cash, End of Period	333	9,608

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities
Adjustment to derivative liability due to conversion of debt	17,386	–
Common shares issued for conversion of debt	12,000	–
Debt discount due to beneficial conversion feature	15,500	32,500

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of June 30, 2014, the Company had a working capital deficiency of $1,238,189 and an accumulated deficit of $2,049,763. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Principles of Consolidation
The consolidated financial statements for the periods ending June 30, 2014 and December 31, 2013 include the accounts of the Company, and HDS Energy and Ecosystems NB, Ltd., the Company's wholly owned subsidiary, effective June 11, 2012. All intercompany transactions and balances have been eliminated on consolidation.

b)	Basis of Presentation
These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is December 31.

c)	Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair values of convertible debentures, derivative liability, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

j)         Basic and Diluted Net Loss Per Share
The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2014, the Company had 111,034,483 (December 31, 2013 – 51,166,667) potentially dilutive shares from outstanding convertible debentures.

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
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2014 and December 31, 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

n)	Financial Instruments
ASC 820, "Fair Value Measurements" and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's balance sheet as at June 30, 2014 and December 31, 2013 as follows:

	Balance, December 31, 2013 $	New Issuances $	Conversions $	Changes in Fair Values $	Balance, June 30, 2014 $
Derivative Liability	45,521	–	(17,386)	86,443	114,578

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

o)       Recent Accounting Pronouncements
The Company has limited operations and is considered to be in the development stage. During the period ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013 11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 did not have a material impact on the Company's consolidated financial statements.

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

3.	Convertible Debentures

a)	On June 7, 2013, the Company entered into a $32,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on December 7, 2014. The note is convertible into shares of common stock 180 days after the date of issuance (December 4, 2013) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2014, the Company recorded accrued interest of $2,764 (December, 31, 2013 - $1,475), which has been included in accounts payable and accrued liabilities.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. On April 9, 2014, the Company issued 8,571,429 common shares for the conversion of $12,000 of this debenture. During the period ended June 30, 2014, the Company had amortized $12,961 (December, 31, 2013 - $4,116) of the debt discount to interest expense. As at June 30, 2014, the carrying value of the debenture was $5,077 (December, 31, 2013 - $4,116).

HDS International Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

3.	Convertible Debentures (continued)

On December 4, 2013, the note became convertible resulting in the Company recording a derivative liability of $46,532 with a corresponding adjustment to loss on change in fair value of derivative liabilities. As at June 30, 2014, the Company revalued the derivative liability to its fair value resulting in the Company recording $2,414 (December 31, 2013 - $1,011 gain on change in fair value of derivative liabilities) as a loss on change in fair value of derivative liabilities. As at June 30, 2014, the fair value of the derivative liability was $30,549 (December, 31, 2013 - $45,521). Refer to Note 4.

b)	On July 15, 2013, the Company entered into a $27,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on January 16, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (January 11, 2014) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2014, the Company recorded accrued interest of $2,113 (December, 31, 2013 - $1,019), which has been included in accounts payable and accrued liabilities.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $27,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the period ended June 30, 2014, the Company had amortized $5,401(December, 31, 2013 - $2,779) of the debt discount to interest expense. As at June 30, 2014, the carrying value of the debenture was $8,180 (December, 31, 2013 - $2,779).

On January 11, 2014, the note became convertible resulting in the Company recording a derivative liability of $36,272 with a corresponding adjustment to loss on change in fair value of derivative liabilities. As at June 30, 2014, the Company revalued the derivative liability to its fair value resulting in the Company recording $2,580 (December 31, 2013 - $nil) as a loss on change in fair value of derivative liabilities. As at June 30, 2014, the fair value of the derivative liability was $38,852 (December, 31, 2013 - $nil). Refer to Note 4.

c)	On October 4, 2013, the Company entered into a $32,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on July 8, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (April 2, 2014) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2014, the Company recorded accrued interest of $1,916 (December, 31, 2013 - $627), which has been included in accounts payable and accrued liabilities.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the period ended June 30, 2014, the Company had amortized $2,713 (December, 31, 2013 - $1,618) of the debt discount to interest expense. As at June 30, 2014, the carrying value of the debenture was $4,331 (December, 31, 2013 - $1,618)

On April 2, 2014, the note became convertible resulting in the Company recording a derivative liability of $47,794 with a corresponding adjustment to loss on change in fair value of derivative liabilities. As at June 30, 2014, the Company revalued the derivative liability to its fair value resulting in the Company recording $2,617 (December 31, 2013 - $nil) as a gain on change in fair value of derivative liabilities. As at June 30, 2014, the fair value of the derivative liability was $45,177 (December, 31, 2013 - $nil). Refer to Note 4.

d)	On February 18, 2014, the Company entered into a $15,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on August 20, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (August 17, 2014) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2014, the Company recorded accrued interest of $448 (December, 31, 2013 - $nil), which has been included in accounts payable and accrued liabilities.

HDS International Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

3.	Convertible Debentures (continued)

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the period ended June 30, 2014, the Company had amortized $590 (December, 31, 2013 - $nil) of the debt discount to interest expense. As at June 30, 2014, the carrying value of the debenture was $590 (December, 31, 2013 - $nil).

As the note does not become convertible until August 17, 2014, the Company has not yet recognized any derivative liability associated with this note.

4.	Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Notes 3(a) and 3(b) in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the period ended June 30, 2014, the Company recorded a loss on the change in fair value of derivative liability of $86,443 (December, 31, 2013 - $45,521). As at June 30, 2014, the Company recorded a derivative liability of $114,578 (December, 31, 2013 - $45,521).

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended June 30, 2014 and December 31, 2013:

•	The underlying stock price of $0.0014 was used as the fair value of the common stock as at December 31, 2013.
•	The underlying stock price of $0.0013 was used as the fair value of the common stock as at June 30, 2014.
•	The principal of the debenture on the June 7, 2013 date of issuance was $32,500.
•	The balance of the principal and interest of the June 7, 2013 debenture on December 4, 2013, the date the June 7, 2013 debenture became convertible, was $33,775.
•	The balance of the principal and interest of the June 7, 2013 debenture on December 31, 2013 was $33,975.
•	The balance of the principal and interest of the June 7, 2013 debenture on June 30, 2014 was $23,264.
•	The principal of the debenture on the July 15, 2013 date of issuance was $27,500.
•	The balance of the principal and interest of the July 15, 2013 debenture on January 11, 2014, the date the July 15, 2013 debenture became convertible, was $28,579.
•	The balance of the principal and interest of the July 15, 2013 debenture on June 30, 2014 was $29,610.
•	The principal of the debenture on the October 4, 2013 date of issuance was $32,500.
•	The balance of the principal and interest of the October 4, 2013 debenture on April 2, 2014, the date the October 4, 2013 debenture became convertible, was $33,782.
•	The balance of the principal and interest of the October 4, 2013 debenture on June 30, 2014 was $34,416.
•	Capital raising events are not a factor for the debenture.
•	The Holder would redeem based on availability of alternative financing 0% of the time increasing 1.0% monthly to a maximum of 10%.
•	The Holder would automatically convert the note at maturity if the registration (after 120 days) was effective and the Company is not in default.
•
The projected annual volatility for each valuation period was based on the historic volatility of the Company of 178% as at December 4, 2013, 176% as at December 31, 2013, 175% as at January 11, 2014, 172% as at April 9, 2014  and 176% as at June 30, 2014.

•	An event of default would occur 0% of the time, increasing to 1.0% per month to a maximum of 5%. To date, the debenture is not in default nor converted by the Holder.

HDS International Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

4.	Derivative Liabilities (continued)

A summary of the activity of the derivative liability is shown below:

	$
Balance, December 31, 2012		–
Derivative loss due to new issuances		46,532
Mark to market adjustment at December 31, 2013		(1,011)
Balance, December 31, 2013		45,521
Derivative loss due to new issuances		84,066
Adjustment for conversion		(17,386)
Mark to market adjustment at June 30, 2014		2,377
Balance, June 30, 2014		114,578

5.	Share Capital

On April 9, 2014, the Company issued 8,571,429 common shares for the conversion of the $12,000 of principal of the June 7, 2013 convertible debenture. Refer to Note 3(a).

6.	Related Party Transactions

a)	As at June 30, 2014, the Company owes $300,000 (December 31, 2013 - $300,000) to a company controlled by officers and directors of the Company. The amount owing is unsecured, bears interest at 10% per annum, and is due on demand. As at June 30, 2014, the Company has recorded accrued interest of $87,096 (December 31, 2013 - $72,219) which has been included in accounts payable and accrued liabilities – related party.

b)	As at June 30, 2014, the Company owes $10,225 (December 31, 2013 - $10,225) to companies under common control by officers and directors of the Company which has been included in accounts payable and accrued liabilities – related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)	During the period ended June 30, 2014, the Company has incurred $60,000 (December 31, 2013 - $45,000) to the President and CEO of the Company for consulting services. As at June 30, 2014, the Company recorded a related party accounts payable of $120,000 (December 31, 2013 - $60,000), which has been included in accounts payable and accrued liabilities – related party. The amounts owing are unsecured, non-interest bearing, and due on demand.

d)	As at June 30, 2014, the Company owes $5,018 (December 31, 2013 – $800) to the President and CEO of the Company for reimbursement of expenses which has been included in accounts payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

7.	Commitments

a)	On October 12, 2011, the Company entered into a verbal consulting agreement with a non-related party whereby the Company will pay a monthly consulting fee for services provided in the amounts of $3,000. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated. On July 18, 2012, the Board of Directors reviewed the consulting agreement and authorized an increase to the monthly consulting fee from $3,000 to $3,750 per month beginning July 2012. On October 1, 2012, the Board of Directors reviewed the consulting agreement and adjusted the consulting fee from $3,750 to $3,000 per month beginning October 2012. On April 8, 2014, The Board of Directors reviewed the consulting agreement and adjusted the consulting fee from $3,000 to $500 per month effective January 1, 2014.

During the period ended June 30, 2014, the Company incurred $3,000 (December 31, 2013 - $36,000) in consulting fees relating to this agreement, of which $45,000 (December 31, 2013 - $42,000) has been recorded in accounts payable and accrued liabilities as at June 30, 2014.

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

During the period ended June 30, 2014, the Company incurred $129,000 (December 31, 2013 - $330,000) in consulting fees relating to this agreement, of which $512,500 (December 31, 2013 - $383,500) has been recorded in accounts payable and accrued liabilities as at June 30, 2014.

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

During the year ended June 30, 2014, the Company incurred $60,000 (December 31, 2013 - $45,000) in consulting fees relating to this agreement, of which $120,000 (December 31, 2013 - $60,000) has been recorded in accounts payable and accrued liabilities – related parties as at June 30, 2014.

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

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after June 30, 2014.

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

We are considered a start-up corporation.  Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2013.

RESULTS OF OPERATIONS

Working Capital

	June 30, 2014 $	December 31, 2013 $
Current Assets	4,002	3,371
Current Liabilities	1,242,191	941,903
Working Capital (Deficit)	(1,238,189)	(938,532)

Cash Flows

	June 30, 2014 $	June 30, 2013 $
Cash Flows from (used in) Operating Activities	(22,256)	(31,042)
Cash Flows from (used in) Financing Activities	19,218	28,000
Net Increase (decrease) in Cash During Period	(3,038)	(3,042)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2014 were $107,326 compared with $129,167 for the three months ended June 30, 2013. The decrease in operating expenses was attributed to a decrease in consulting fees of $6,750, transfer agent fees of $62 and professional fees of $15,513 offset by an increase in general and administrative fees of $484 for day-to-day operating costs. For the six months ended June 30, 2014 the Company incurred operating expenses of $216,186 compared with $253,247 for the six months ended June 30, 2013. The decrease in operating expenses was attributed to a decrease in consulting fees of $22,500, general and administrative fees of $417 for day-to-day operating costs, professional fees of $13,913 and transfer agent fees of $231.

During the six months ended June 30, 2014, the Company recorded a net loss of $347,041 compared with net loss of $271,021 for the six months ended June 30, 2013. In addition to the above, the Company incurred an increase of $26,638 of interest expense relating to debt balances and $86,443 for loss on the change in fair value of derivatively liabilities.

Liquidity and Capital Resources

As at June 30, 2014, the Company's cash balance was $333 compared to cash balance of $3,371 as at December 31, 2013. As at June 30, 2014, the Company's total assets were $4,382 compared to total assets of $10,056 as at December 31, 2013. The decrease in the cash balance and total assets was attributed to the use of cash for operations.

As at June 30, 2014, the Company had total liabilities of $1,242,781 compared with total liabilities of $946,300 as at December 31, 2013. The increase in total liabilities is attributed to an increase of account payable and accrued liabilities of $217,759, $138,664 of which pertained to trade accounts payable and $79,095 pertained to related party accounts payable and accrued liabilities as well as an increase in convertible debentures of $9,665 and derivative liabilities of $69,057.

As at June 30, 2014, the Company has a working capital deficit of $1,238,189 compared with working capital deficit of $938,532 at December 31, 2013 with the increase in the working capital deficit attributed to the increases in accounts payable and accrued liabilities, convertible debentures and derivative liabilities during the period as discussed above.

Cashflow from Operating Activities

During the six months ended June 30, 2014, the Company used $22,256 of cash for operating activities compared to the use of $31,042 of cash for operating activities during the six months ended June 30, 2013.  The decrease in the level of cash used for operating activities was due to the increase in non-cash accretion of debt discount, amortization and deferred financing costs and loss on change in fair value of derivative liability as well as the change in the level of accounts payable and accrued liabilities – related parties offset by an increase in net loss as well as the change in the level of accounts payable and accrued liabilities.

Cashflow from Financing Activities

During the six months ended June 30, 2014, the Company received $19,218 of proceeds from financing activities compared to $28,000 during the six months ended June 30, 2013. The decrease in proceeds from financing activities was due to the Company receiving proceeds of  $15,000 for the issuance of a convertible debenture and $4,218 from a related party compared to the prior year  amount of $28,000 which related to proceeds received from the issuance of convertible debentures.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 18th day of August, 2014.

HDS INTERNATIONAL CORP.
(the "Registrant")

BY:	TASSOS RECACHINAS
Tassos Recachinas
President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

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