Form 10-Q
period 2014-09-30
HDS INTERNATIONAL CORP.
filed 2014-11-19
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 10, 2014, there were 385,774,504 shares of the registrant's $0.001 par value common stock issued and outstanding.

HDS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS.

HDS International Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	September 30, 2014 (unaudited) $	December 31, 2013 $
ASSETS

Current Assets
Cash	163	3,371
Current portion of deferred financing costs	2,431	–

Total Current Assets	2,594	3,371

Other Assets
Deferred financing costs	–	6,685

Total Assets	2,594	10,056

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	655,132	449,022
Accounts payable and accrued liabilities – related parties	265,651	143,244
Due to related parties	300,000	300,000
Convertible debentures, net of unamortized discount of $62,537 and $28,384, respectively	33,463	4,116
Derivative liability	106,998	45,521

Total Current Liabilities	1,361,244	941,903

Non-Current Liabilities
Convertible debentures, net of unamortized discount of $nil and $55,603, respectively	–	4,397

Total Liabilities	1,361,244	946,300

Stockholders' Deficit
Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–
Class A Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 7,500,000 shares	7,500	7,500
Common Stock Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 385,774,504 and 377,203,075 shares, respectively	385,774	377,203
Additional paid-in capital	418,090	381,775
Accumulated deficit	(2,170,014)	(1,702,722)

Total Stockholders' Deficit	(1,358,650)	(936,244)

Total Liabilities and Stockholders' Deficit	2,594	10,056

(The accompanying notes are an integral part of these consolidated financial statements)

3

HDS International Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended September 30, 2014 $	For the Three Months Ended September 30, 2013 $	For the Nine Months Ended September 30, 2014 $	For the Nine Months Ended September 30, 2013 $

Revenue	–	–	–	–

Operating Expenses

Consulting fees	96,000	206,000	288,000	317,750
General and administrative	170	963	2,856	3,624
Professional fees	5,060	33,466	26,540	42,966
Transfer agent fees	–	91	20	260

Total Operating Expenses	101,230	240,520	317,416	364,600

Income (Loss) Before Other Expenses	(101,230)	(240,520)	(317,416)	(364,600)

Other Expenses (Income)

Interest expense	26,601	23,171	71,013	30,568
Loss/(gain) on change in fair value of derivative liability	(7,580)	–	78,863	–

Total Other Expenses (Income)	19,021	23,171	149,876	30,568

Net Income (Loss) for the Period	(120,251)	(263,691)	(467,292)	(395,168)

Net Income (Loss) Per Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	385,744,507	377,203,075	382,666,187	377,035,865

(The accompanying notes are an integral part of these consolidated financial statements)

4

HDS International Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Nine Months Ended September 30, 2014 $	For the Nine Months Ended September 30, 2013 $
Operating Activities

Net income (loss) for the period	(467,292)	(395,168)

Adjustment to reconcile net loss to net cash used in operating activities:

Accretion of debt discount	36,950	3,985
Amortization of deferred financing costs	4,754	1,297
Loss on change in fair value of derivative liability	78,863	–
Shares issued for management and consulting fees	–	6,000

Changes in operating assets and liabilities:

Prepaid expenses and deposits	–	(104)
Accounts payable and accrued liabilities	206,110	261,464
Accounts payable and accrued liabilities – related parties	112,439	67,214

Net Cash Provided by (Used in) Operating Activities	(28,176)	(55,312)

Financing activities

Proceeds from convertible debenture, net of financing costs	15,000	53,000
Proceeds from related parties	9,968	–

Net Cash Provided by Financing Activities	24,968	53,000

Decrease in Cash	(3,208)	(2,312)

Cash, Beginning of Period	3,371	12,650

Cash, End of Period	163	10,338

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities
Adjustment to derivative liability due to conversion of debt	17,386	–
Common shares issued for conversion of debt	12,000	–
Debt discount due to beneficial conversion feature	15,500	60,000

(The accompanying notes are an integral part of these consolidated financial statements)

5

HDS International Corp.
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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of September 30, 2014, the Company had a working capital deficiency of $1,358,650 and an accumulated deficit of $2,170,014. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.       Summary of Significant Accounting Policies

a)        Basis of Presentation and Principles of Consolidation

The consolidated financial statements for the periods ending September 30, 2014 and December 31, 2013 include the accounts of the Company, and HDS Energy and Ecosystems NB, Ltd., the Company's wholly owned subsidiary, effective June 11, 2012. All intercompany transactions and balances have been eliminated on consolidation.

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

c)        Interim Consolidated Financial Statements

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

d)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

6

HDS International Corp.
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

g)        Beneficial Conversion Features

From time to time, the Company may issue convertible notes that may contain an embedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

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

i)         Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2014, the Company had 290,909,091 (December 31, 2013 – 51,166,667) potentially dilutive shares from outstanding convertible debentures.

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
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.       Summary of Significant Accounting Policies (continued)

k)       Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2014 and December 31, 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Assets and liabilities measured at fair value on a recurring basis based on level 3 inputs were presented on the Company's balance sheet as at September 30, 2014 and December 31, 2013 as follows:

	Balance, December 31, 2013 $	Conversions $	Changes in Fair Values $	Balance, September 30, 2014 $
Derivative Liability	45,521	(17,386)	78,863	106,998

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

HDS International Corp.
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

3.       Convertible Debentures

a)	On June 7, 2013, the Company entered into a $32,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on December 7, 2014. The note is convertible into shares of common stock 180 days after the date of issuance (December 4, 2013) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2014, the Company recorded accrued interest of $2,962 (December, 31, 2013 - $1,475), which has been included in accounts payable and accrued liabilities.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. On April 9, 2014, the Company issued 8,571,429 common shares for the conversion of $12,000 of this debenture. During the period ended September 30, 2014, the Company had amortized $18,888 (December, 31, 2013 - $4,116) of the debt discount to interest expense. As at September 30, 2014, the carrying value of the debenture was $11,004 (December, 31, 2013 - $4,116).

On December 4, 2013, the note became convertible resulting in the Company recording a derivative liability of $46,532 with a corresponding adjustment to loss on change in fair value of derivative liabilities. As at September 30, 2014, the Company revalued the derivative liability to its fair value resulting in the Company recording $9,956 (December 31, 2013 - $1,011) as a gain on change in fair value of derivative liabilities. As at September 30, 2014, the fair value of the derivative liability was $18,179 (December, 31, 2013 - $45,521). Refer to Note 4.

HDS International Corp.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.       Convertible Debentures (continued)

b)	On July 15, 2013, the Company entered into a $27,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on January 16, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (January 11, 2014) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2014, the Company recorded accrued interest of $2,664 (December, 31, 2013 - $1,019), which has been included in accounts payable and accrued liabilities.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $27,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the period ended September 30, 2014, the Company had amortized $11,352 (December, 31, 2013 - $2,779) of the debt discount to interest expense. As at September 30, 2014, the carrying value of the debenture was $14,131 (December, 31, 2013 - $2,779).

On January 11, 2014, the note became convertible resulting in the Company recording a derivative liability of $36,272 with a corresponding adjustment to loss on change in fair value of derivative liabilities. As at September 30, 2014, the Company revalued the derivative liability to its fair value resulting in the Company recording $12,611 (December 31, 2013 - $nil) as a gain on change in fair value of derivative liabilities. As at September 30, 2014, the fair value of the derivative liability was $23,661 (December, 31, 2013 - $nil). Refer to Note 4.

c)	On October 4, 2013, the Company entered into a $32,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on July 8, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (April 2, 2014) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2014, the Company recorded accrued interest of $2,572 (December, 31, 2013 - $627), which has been included in accounts payable and accrued liabilities.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the period ended September 30, 2014, the Company had amortized $5,513 (December, 31, 2013 - $1,618) of the debt discount to interest expense. As at September 30, 2014, the carrying value of the debenture was $7,131 (December, 31, 2013 - $1,618).

On April 2, 2014, the note became convertible resulting in the Company recording a derivative liability of $47,794 with a corresponding adjustment to loss on change in fair value of derivative liabilities. As at September 30, 2014, the Company revalued the derivative liability to its fair value resulting in the Company recording $3,447 (December 31, 2013 - $nil) as a gain on change in fair value of derivative liabilities. As at September 30, 2014, the fair value of the derivative liability was $44,347 (December, 31, 2013 - $nil). Refer to Note 4.

d)	On February 18, 2014, the Company entered into a $15,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on August 20, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (August 17, 2014) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2014, the Company recorded accrued interest of $761 (December, 31, 2013 - $nil), which has been included in accounts payable and accrued liabilities.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the period ended September 30, 2014, the Company had amortized $1,197 (December, 31, 2013 - $nil) of the debt discount to interest expense. As at September 30, 2014, the carrying value of the debenture was $1,197 (December, 31, 2013 - $nil).

On August 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $21,750 with a corresponding adjustment to loss on change in fair value of derivative liabilities. As at September 30, 2014, the Company revalued the derivative liability to its fair value resulting in the Company recording $939 (December 31, 2013 - $nil) as a gain on change in fair value of derivative liabilities. As at September 30, 2014, the fair value of the derivative liability was $20,811 (December, 31, 2013 - $nil). Refer to Note 4.

HDS International Corp.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

4.       Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Notes 3(a) and 3(b) in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the period ended September 30, 2014, the Company recorded a loss on the change in fair value of derivative liability of $78,863 (December, 31, 2013 - $45,521). As at September 30, 2014, the Company recorded a derivative liability of $106,998 (December, 31, 2013 - $45,521).

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended September 30, 2014 and December 31, 2013:

•	The underlying stock price of $0.0014 was used as the fair value of the common stock as at December 31, 2013.
•	The underlying stock price of $0.0013 was used as the fair value of the common stock as at September 30, 2014.
•	The principal of the debenture on the June 7, 2013 date of issuance was $32,500.
•	The balance of the principal and interest of the June 7, 2013 debenture on December 4, 2013, the date the June 7, 2013 debenture became convertible, was $33,775.
•	The balance of the principal and interest of the June 7, 2013 debenture on December 31, 2013 was $33,975.
•	The balance of the principal and interest of the June 7, 2013 debenture on September 30, 2014 was $23,462.
•	The principal of the debenture on the July 15, 2013 date of issuance was $27,500.
•	The balance of the principal and interest of the July 15, 2013 debenture on January 11, 2014, the date the July 15, 2013 debenture became convertible, was $28,579.
•	The balance of the principal and interest of the July 15, 2013 debenture on September 30, 2014 was $30,164.
•	The principal of the debenture on the October 4, 2013 date of issuance was $32,500.
•	The balance of the principal and interest of the October 4, 2013 debenture on April 2, 2014, the date the October 4, 2013 debenture became convertible, was $33,782.
•	The balance of the principal and interest of the October 4, 2013 debenture on September 30, 2014 was $35,072.
•	The principal of the debenture on the February 18, 2014 date of issuance was $15,500.
•	The balance of the principal and interest of the February 18, 2014 debenture on August 17, 2014, the date the February 18, 2014 debenture became convertible, was $16,112.
•	The balance of the principal and interest of the February 18, 2014 debenture on September 30, 2014 was $16,261.
•	Capital raising events are not a factor for the debenture.
•	The Holder would redeem based on availability of alternative financing 0% of the time increasing 1.0% monthly to a maximum of 10%.
•	The Holder would automatically convert the note at maturity if the registration (after 120 days) was effective and the Company is not in default.
•
The projected annual volatility for each valuation period was based on the historic volatility of the Company of 178% as at December 4, 2013, 176% as at December 31, 2013, 175% as at January 11, 2014, 172% as at April 9, 2014, 176% as at June 30, 2014, 176% as at August 17, 2014 and 170% as at September 30, 2014.

•	An event of default would occur 0% of the time, increasing to 1.0% per month to a maximum of 5%. To date, the debenture is not in default nor converted by the Holder.

A summary of the activity of the derivative liability is shown below:

	$
Balance, December 31, 2012		–
Derivative loss due to new issuances		46,532
Mark to market adjustment at December 31, 2013		(1,011)
Balance, December 31, 2013		45,521
Derivative loss due to new issuances		105,816
Adjustment for conversion		(17,386)
Mark to market adjustment at September 30, 2014		(26,953)
Balance, September 30, 2014		106,998

HDS International Corp.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

5.       Related Party Transactions

a)	As at September 30, 2014, the Company owes $300,000 (December 31, 2013 - $300,000) to a company controlled by officers and directors of the Company. The amount owing is unsecured, bears interest at 10% per annum, and is due on demand. As at September 30, 2014, the Company has recorded accrued interest of $94,658 (December 31, 2013 - $72,219) which has been included in accounts payable and accrued liabilities – related party.

b)	As at September 30, 2014, the Company owes $15,225 (December 31, 2013 - $10,225) to companies under common control by officers and directors of the Company which has been included in accounts payable and accrued liabilities – related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)	During the period ended September 30, 2014, the Company has incurred $90,000 (December 31, 2013 - $45,000) to the President and CEO of the Company for consulting services. As at September 30, 2014, the Company recorded a related party accounts payable of $150,000 (December 31, 2013 - $60,000), which has been included in accounts payable and accrued liabilities – related party. The amounts owing are unsecured, non-interest bearing, and due on demand.

d)	As at September 30, 2014, the Company owes $5,768 (December 31, 2013 – $800) to the President and CEO of the Company for reimbursement of expenses which has been included in accounts payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

6.       Commitments

a)	On October 12, 2011, the Company entered into a verbal consulting agreement with a non-related party whereby the Company will pay a monthly consulting fee for services provided in the amounts of $3,000. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated. On July 18, 2012, the Board of Directors reviewed the consulting agreement and authorized an increase to the monthly consulting fee from $3,000 to $3,750 per month beginning July 2012. On October 1, 2012, the Board of Directors reviewed the consulting agreement and adjusted the consulting fee from $3,750 to $3,000 per month beginning October 2012. On April 8, 2014, The Board of Directors reviewed the consulting agreement and adjusted the consulting fee from $3,000 to $500 per month effective January 1, 2014.

During the period ended September 30, 2014, the Company incurred $4,500 (December 31, 2013 - $36,000) in consulting fees relating to this agreement, of which $46,500 (December 31, 2013 - $42,000) has been recorded in accounts payable and accrued liabilities as at September 30, 2014.

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

During the period ended September 30, 2014, the Company incurred $193,500 (December 31, 2013 - $330,000) in consulting fees relating to this agreement, of which $577,000 (December 31, 2013 - $383,500) has been recorded in accounts payable and accrued liabilities as at September 30, 2014.

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

During the year ended September 30, 2014, the Company incurred $90,000 (December 31, 2013 - $45,000) in consulting fees relating to this agreement, of which $150,000 (December 31, 2013 - $60,000) has been recorded in accounts payable and accrued liabilities – related parties as at September 30, 2014.

HDS International Corp.
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

7.       Subsequent Event

On October 21, 2014, the Company issued 38,520,000 common shares for the conversion of $9,630 of the convertible debenture, as noted in Note 3(a).

On October 28, 2014, the Company issued 38,520,000 common shares for the conversion of $9,630 of the convertible debenture, as noted in Note 3(a).

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2014 $	December 31, 2013 $
Current Assets	2,594	3,371
Current Liabilities	1,361,244	941,903
Working Capital Deficit	(1,358,650)	(938,532)

Cash Flows

	September 30, 2014 $	September 30, 2013 $
Cash Flows used in Operating Activities	(28,176)	(55,312)
Cash Flows from Financing Activities	24,968	53,000
Net Decrease in Cash During Period	(3,208)	(2,312)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2014 were $101,230 compared with $240,520 for the three months ended September 30, 2013. The decrease in operating expenses was attributed to a decrease in consulting fees of $192,000, professional fees of $21,480, general and administrative fees of $2,686 for day-to-day operating costs, and transfer agent fees of $20. For the nine months ended September 30, 2014 the Company incurred operating expenses of $317,416 compared with $364,600 for the nine months ended September 30, 2013. The decrease in operating expenses was attributed to a decrease in consulting fees of $111,750, professional fees of $16,426, general and administrative fees of $768 for day-to-day operating costs, and transfer agent fees of $240.

During the nine months ended September 30, 2014, the Company recorded a net loss of $467,292 compared with net loss of $395,168 for the nine months ended September 30, 2013. In addition to the above, the Company incurred an increase of $40,445 of interest expense relating to debt balances and $78,863 for loss on the change in fair value of derivatively liabilities.

Liquidity and Capital Resources

As at September 30, 2014, the Company's cash balance was $163 compared to cash balance of $3,371 as at December 31, 2013. As at September 30, 2014, the Company's total assets were $2,594 compared to total assets of $10,056 as at December 31, 2013. The decrease in the cash balance and total assets was attributed to the use of cash for operations.

As at September 30, 2014, the Company had total liabilities of $1,361,244 compared with total liabilities of $946,300 as at December 31, 2013. The increase in total liabilities is attributed to an increase of account payable and accrued liabilities of $328,517, $206,110 of which pertained to trade accounts payable and $122,407 pertained to related party accounts payable and accrued liabilities as well as an increase in convertible debentures of $24,950 and derivative liabilities of $61,477.

As at September 30, 2014, the Company has a working capital deficit of $1,358,650 compared with working capital deficit of $938,532 at December 31, 2013 with the increase in the working capital deficit attributed to the increases in accounts payable and accrued liabilities, convertible debentures and derivative liabilities during the period as discussed above.

Cashflow from Operating Activities

During the nine months ended September 30, 2014, the Company used $28,176 of cash for operating activities compared to the use of $55,312 of cash for operating activities during the nine months ended September 30, 2013.  The decrease in the level of cash used for operating activities was due to the increase in non-cash accretion of debt discount, amortization and deferred financing costs and loss on change in fair value of derivative liability as well as the change in the level of accounts payable and accrued liabilities – related parties offset by an increase in net loss as well as the change in the level of accounts payable and accrued liabilities.

Cashflow from Financing Activities

During the nine months ended September 30, 2014, the Company received $24,968 of proceeds from financing activities compared to $53,000 during the nine months ended September 30, 2013. The decrease in proceeds from financing activities was due to the Company receiving proceeds of  $15,000 for the issuance of a convertible debenture and $9,968 from a related party compared to the prior year  amount of $53,000 which related to proceeds received from the issuance of convertible debentures.

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

As long as we obtain loans from convertible debenture agreements, our stock prices are anticipated to depress, based on our historical market illiquidity and the business model of our convertible note holders, which typically involves them selling shares received upon conversion.  Under the terms of the debenture we borrow money, the note is repayable or convertible after a certain period of time.  If we do not repay the money, the holder exercises the conversion privilege and converts the note into our shares of common stock.  The holder seeks financial gain on the transaction, therefore, desires a low share price prior to conversion to obtain as many shares of stock as possible.  The holder may then sell the shares received into the open market.  If the holder has more than one debenture with the company the holder desires the share price to be low on conversion and high on sale.  As long as our company has convertible debenture agreements our stock prices are likely to be depressed.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.             RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 9, 2014, we issued 8,571,429 common shares for the conversion of $12,000 of the convertible debenture, as noted in Note 3(a) of Item I.  On October 21, 2014, we issued 38,520,000 common shares for the conversion of $9,630 of the convertible debenture, as noted in Note 3(a) of Item I.  On October 28, 2014, we issued 38,520,000 common shares for the conversion of $9,630 of the convertible debenture, as noted in Note 3(a) of Item I.

ITEM 5.                  OTHER INFORMATION.

On October 21, 2014, we issued 38,520,000 common shares for the conversion of $9,630 of the convertible debenture, as noted in Note 3(a) of Item I.  On October 28, 2014, we issued 38,520,000 common shares for the conversion of $9,630 of the convertible debenture, as noted in Note 3(a) of Item I.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 18th day of November, 2014.

HDS INTERNATIONAL CORP.
(the "Registrant")

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