Form 10-K
period 2014-12-31
HDS INTERNATIONAL CORP.
filed 2015-04-15
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Commission File Number:  000-53949

HDS INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation)

9272 Olive Boulevard
St. Louis, Missouri 63132
(Address of principal executive offices and Zip Code)

(401) 400-0028
(Registrant's telephone number, including area code)

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller Reporting Company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ]  NO [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2014: $268,221.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,649,844,444 as of April 15, 2015.

PART I

ITEM 1.    BUSINESS.

General

Previously HDS International, Inc. (the "Company", "we", or "us") was a green technology company providing renewable energy and eco-sustainability solutions. On March 9, 2015 we changed the focus of our business to an emergency management solutions company. We are a developmental stage business, have not generated any revenues to date and have a history of operating losses.

We were incorporated November 3, 2008 under the laws of the State of Nevada, to engage in providing certain business services.

On August 16, 2011, we entered into an Asset Acquisition Agreement (the "Agreement") with Hillwinds Ocean Energy, LLC, a privately held consulting company ("HOEL"), under which we acquired from HOEL certain of HOEL's assets, including a certain license relating to technologies for gas exchange, carbon dioxide capture and sequestration, algae biomass production and other renewable energy and eco-sustainability applications.

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

Simultaneous with the Asset Acquisition Agreement, our former president, Mr. Mark Simon, returned for cancellation 440,820,000 shares of common stock, which were cancelled by us, and resigned from his positions as officer and director of the Company. Mr. Tassos D. Recachinas ("Mr. Recachinas"), president of HOEL, was appointed as our president and to our board of directors, becoming our sole officer and director. Mr. Recachinas continues to serve as president of both HOEL and of our Company, and as president and sole director of HOEL, exercises supermajority control over our Company.

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

On October 1, 2011, we reached a management consulting agreement with Alexander M. Chirkov, M.D., Ph.D., ("Dr. Chirkov"), whereby Dr. Chirkov became our Chief Scientific Officer. Our core technologies were developed by Dr. Chirkov and we believe we require his involvement to deploy, implement and commercialize our technologies.

On October 7, 2011, the Company expanded its intellectual property portfolio by entering into a certain new license agreement (the "October 2011 License") with Hillwinds Energy Development Corp. ("HEDC"), which is controlled by our President and sole Director. The October 2011 License was identical in geographic territory as the August 16 License, but addressed newly developed technology.

On October 22, 2012, we formed a wholly-owned Canadian-based subsidiary, HDS Energy and Ecosystems NB, Ltd, headquartered in Saint John, New Brunswick, Canada, to be responsible for HDS International's business and research and development interests in the Province of New Brunswick, Canada. The subsidiary was established to facilitate HDS International's sales, marketing, grant application, and other business development efforts within the Province, as well as in response to certain potential customer requirements in the Province.

On November 30, 2012, we reached a seven year exclusivity agreement with the City of Saint John, NB, Canada for the installation of an anaerobic digester, beginning with a feasibility study. Under the terms of the agreement, HDS has received exclusive rights to pursue the installation of anaerobic digester waste-to-energy systems to operate in conjunction with the City of Saint John's wastewater treatment infrastructure.  We intend for the anaerobic digester project to incorporate HDS' licensed carbon capture and algae biomass production technologies incremental to a traditional anaerobic digester's functionality. Initially, HDS will be responsible for leading a feasibility study for an anaerobic digester facility that would incorporate its technologies at the City of Saint John's "Lancaster" Wastewater Treatment Facility site, at its own expense. The City will contribute staff support and other internal assistance to HDS during the study, and has agreed to team on any grant applications identified by HDS. The agreement was executed by HDS' President and CEO, as well as Saint John's City Manager after receiving approval by resolution of the City's Common Council.

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

On December 10, 2012, through our wholly-owned Canadian subsidiary, HDS Energy and Ecosystems NB, Ltd., we entered into a new technology license agreement with HEDC, which expands the geographic territory under our previous technology licenses. All previous license agreements between HDS and HEDC, including the license under asset acquisition agreement dated August 15, 2011, and the intellectual property agreement consummated October 7, 2011 (dated September 2, 2012) have been terminated and superseded in their entirety by the new license agreement (the "NB Provincial License").

The NB Provincial License expands our exclusive geographic territory to cover the entire Province of New Brunswick, Canada, as compared to the previous exclusive geographic territory under our other licenses, which was defined as Back Bay, New Brunswick, Canada, and any geography within 50 miles from the center of Back Bay, with the boundary on the west being the border with the State of Maine in the United States. We intend to earn revenues from the license agreement by developing, marketing and selling products utilizing HEDC's technologies within our licensed geographic territory.

The financial terms of the NB Provincial License transaction to expand our geographic territory were deemed immaterial, with no cash or securities paid or owed by the Company to HEDC. HEDC is controlled by the Company's officers and directors, who also control the majority of the Company's basic and fully diluted shares of common stock, and accordingly this transaction was classified as a related-party transaction and was not conducted at arm's-length.

On March 5, 2015, we reached settlement and general mutual release agreements (the "General Release Agreements") with Tassos Recachinas, our at-the-time President & CEO; Alexander Chirkov, our Chief Scientist for renewable energy and eco-sustainability technologies; and a consultant under renewable energy and eco-sustainability technologies; under which we and these three independent parties agreed to settle any and all amounts owing to them under prior employee and consulting agreements, by converting all amounts owing (amounting to $215,225, $684,500, and $49,000, respectively, or in the aggregate, $948,725) as accrued and disclosed on our balance sheet, in exchange for 74,235,000, 74,235,000, and 31,815,000 newly-issued shares of our common stock, respectively, eliminating these liabilities from our balance sheet.

On March 9, 2015, we closed a Strategic Expansion Agreement, dated March 5, 2015 (the "Strategic Expansion Agreement") and entered into by and between us; Hillwinds Ocean Energy, LLC, a Connecticut limited liability company ("HOEL"), which was formerly our controlling shareholder; and SirenGPS, Inc. a Delaware corporation ("SirenGPS"). At that time we changed the focus of our business from the development of renewable energy and eco-sustainability technologies to emergency management software. Pursuant to the terms and conditions of the Strategic Expansion Agreement, we entered into a global technology license agreement (the "E911 License Agreement") granting us certain rights to that certain technology owned and controlled by SirenGPS relating to emergency management, emergency communication, emergency response, enhanced emergency calling and related technologies. In exchange, SirenGPS received: (a) thirteen million three hundred fifty thousand (13,350,000) newly-issued shares of HDS International Corp. Class B Preferred Stock, $0.001 par value per share (the "New HDSI Class B Preferred Stock"), (b) two hundred million (200,000,000) newly-issued restricted shares of our common stock (the "Transaction Shares") and (c) seven million five hundred thousand (7,500,000) shares of HDS International Corp. Class A Preferred Stock, $0.001 par value per share, from HOEL (the "Transferred Class A Preferred Stock). Pursuant to the terms of the Strategic Expansion Agreement, the Company also issued 274,300 newly-issued shares of Class B Preferred Stock to a designee of SirenGPS.

As part of the Strategic Expansion Agreement, we agreed with HOEL to settle in full and extinguish all amounts we owed to HOEL under that certain promissory note we issued to HOEL on August 16, 2011 (approximately $407,397) in exchange for transferring, conveying, assigning and delivering to HOEL: (i) all our rights, title and interests under that certain NB Provincial License entered into December 10, 2012 (the "NB Provincial License"), relating to, among other things, technologies for gas exchange, carbon dioxide capture and sequestration, algae biomass production and other renewable energy and eco-sustainability applications (the "Eco-Technologies"), (ii) all our rights, title and interests under that certain exclusivity agreement with the City of Saint John, NB, Canada entered into November 30, 2012 (the "Saint John Contract"), relating to Eco-Technologies, and (iii) three hundred forty two million one hundred fifty thousand four hundred ninety six (342,150,496) newly-issued restricted shares of common stock. The shares of common stock were issued to HOEL partially in exchange for the full conversion and retirement of the HOEL Note. Additionally, we entered into a License Assignment Approval and Consent Agreement with Hillwinds Energy Development Corp., a Connecticut corporation ("HEDC"), under which we agreed to transfer, assign and convey all rights, title and interests in we had in that certain exclusivity agreement with the City of Saint John, NB, Canada dated November 30, 2012 to Hillwinds Ocean Energy, LLC, a Connecticut limited liability company ("HOEL"), for certain good and valuable consideration, exiting us from the renewable energy and eco-sustainability technologies development business.

Additionally, in conjunction with the Strategic Expansion Agreement, Mr. Recachinas resigned as a director and from all executive officer positions he held with us and Paul Rauner ("Mr. Rauner") was appointed to the positions of President, CEO, CFO, Secretary, Treasurer and Director. Effective March 9, 2015, we entered into a consulting agreement (the "Consulting Agreement") with Tassos Recachinas, pursuant to which Mr. Recachinas will provide certain transitional services in conjunction with the Strategic Expansion Agreement.

Under the Strategic Expansion Agreement, we entered into that certain E911 License Agreement with SirenGPS. Under the terms of the E911 License Agreement, we received a worldwide license to the intellectual property owned by SirenGPS and Mr. Rauner to develop, make, use, market and sell products related to emergency management, emergency communication, emergency response, enhanced emergency calling and related technologies. This license is non-exclusive unless we receive funding, through debt or equity, of at least $600,000 within six months of the closing of the Strategic Expansion Agreement. If we meet the funding threshold the license becomes exclusive. In exchange for the license we agreed to pay SirenGPS $7,500 per month. We are also obligated to pay any costs, fees and expenses incurred in connection with the filing, prosecution and maintenance of the intellectual property we are licensing under the E911 License Agreement. The license continues in perpetuity so long as we continue to pay the $7,500 monthly payment, do not materially breach our obligations under the agreement, do not cease doing business, and do not undergo a change of control.

On April 1, 2015, we entered into a transaction with Iconic Holdings, LLC (the "Purchaser"), whereby Iconic Holdings agreed to provide up to $600,000 through a structured convertible promissory note (the "Note"), with funds to be received in tranches. The note bears interest of 10% and is due April 1, 2016. The initial proceeds of $40,000 was received on April 9, 2015, with $30,000 remitted and delivered to us, $4,000 retained by the Purchaser as an original issue discount, and $6,000 retained by the Purchaser for legal expenses.

The Purchaser has the right to convert the outstanding principal amount and interest under the Note in whole or in part into shares of common stock at a price equal to 50% of the average of the lowest three end of day closing prices of the Company's common stock during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.

The Note may be prepaid according to the following schedule: Between 1 and 90 days from the date of execution, the Note may be prepaid for 135% of face value plus accrued interest. Between 91 and 180 days from the date of execution, the Note may be prepaid for 145% of face value plus accrued interest. After 180 days from the date of execution until the Due Date, the Note may not be prepaid without written consent from the Purchaser.

On April 1, 2015, we consented to the further assignment of the February 18, 2014 and the October 4, 2013 Asher Notes, which were initially assigned to JABRO. The April 8, 2015 assignment assigned the notes to the Purchaser. According to the terms of the April 8, 2015 assignment agreement, the February 18, 2014 note was sold to the Purchaser and simultaneously exchanged for a new note (the "New February Note"). In accordance with the exchange, The New February Note was deemed to have been issued February 18, 2014, and carried substantially the same terms as the original note, with the following exceptions: the New February Note bears 0% interest, and the overall ownership of the Purchaser at any one moment shall be limited to 9.99% of the issued and outstanding shares of our common stock. The Purchaser also entered into an agreement with JABRO, granting the Purchaser the exclusive right to purchase the October 4, 2013 note, on or before May 7, 2015.

On April 2, 2015, we entered into an equity line of credit agreement (ELOC) with the Purchaser that allows us to "put" shares to the Purchaser at a 20% discount to the lowest trading price over the five consecutive trading days immediately succeeding the applicable Put Notice Date. The ELOC requires the filing of a registration statement with the SEC prior to the funds becoming available to us. Once the registration is filed, funding under the ELOC occurs at our discretion.

On April 3, 2015, SirenGPS, Inc., and Hillwinds Ocean Energy, LLC, agreed to convert 200,000,000 shares of common stock, and 222,000,000 shares of common stock owned by them into 1,050,000 shares of Class B Preferred Stock, and 1,165,000 shares of Class B Preferred Stock, respectively, in order to facilitate the closing of the other transactions herein described.

On April 6, 2015, the Company executed a Common Stock Purchase Warrant with the Purchaser, providing the Purchaser the right to purchase shares of common stock of the company by investing up to $50,000 into new shares of common stock at a price of $0.001 per share. The Warrant expires in five years. This Warrant was negotiated as part of the Note.

As of the date of this report, we have no revenue stream and have taken only minimal steps toward the development of our new business.

Technology

Our licensed technology consists of an emergency management platform that provides enhanced 911 location services and emergency management communication tools. Currently ready for commercial sale, this software as a service (SaaS) is directed for sale to a designated market sector. The initial platform consists of two services: Siren911 and SirenAlert, supported by a free mobile download for Android and iPhone. Siren911 provides situational awareness and next generation 911 calling services that shorten emergency response time by as much as 40% and eliminates the need for campus "blue phones". SirenAlert is two-way community communication integrated into emergency services. Additional technology has been scoped and tested, providing significant opportunity for expansion of services and revenue. SirenGPS services represent an opportunity for a unified network for collaborative emergency communication, community wide emergency management and response.

The mass notification system (MNS) market, SirenGPS's initial entry point, is a subscription-based software service market that provides higher education, hospitals, businesses, the public sector, and other institutions with text and automated phone messages. The MNS market is dominated by systems that were deployed in the wake of the 2007 Virginia Tech massacre, following a congressional directive that required all higher education institutions to carry MNS. Initially used mainly by higher education institutions, MNS has been more widely adopted in recent years as violent tragedy after tragedy has expanded the appetite for community-wide communication into hospitals, K-12 schools, businesses, and the public sector.

Since July 2012, SirenGPS technology has benefitted from working with the Boston University Healthcare Emergency Management program (BU HEM), SirenGPS has worked with the foremost experts in emergency management, engaging in real world testing and development. The BU HEM relationship means that SirenGPS technology has been thoroughly tested.

Products and Customers

MNS is among several of the stand-alone tools in the marketplace for emergency management and is the only product to gain market traction. For that reason, SirenGPS' initial market focus is to take a share of the existing market for MNS.

In the wake of the terror attack of September 11, 2001 and the Virginia Tech Massacre in 2007 there is a growing consensus for the need of Emergency Managers – so much so that the role is part of the hierarchy at hospitals, universities, corporations and public entities. The Emergency Manager is responsible for planning for the large natural and man-made disasters that threaten the safety of our communities with seemingly increasing frequency. Unfortunately the technology available is inadequate and relegates Emergency Managers to planning, preparedness, and recovery, but leaving them out of the critical intervention. Emergency Managers lack the ability to timely intervene in emergencies because current emergency communication technology does not give them the information they need to do their jobs. SirenGPS solves that problem by creating a common operating picture (COP) of emergencies as they happen and sharing that picture with emergency managers throughout a community.

The location aware communication that SirenGPS developed to create solutions for Emergency Managers also has the "unintended" consequence of providing a quantum leap in emergency communications more generally. This creates an opportunity for SirenGPS to grow our market share with viral deployment of the solutions underlying our technology to support sales of our software. SirenGPS solves these emergency communication problems with cloud based software solutions for first responders that connect to a free mobile application.

A web-based software solution for emergency managers, SirenGPS uses a free smartphone application to connect everyone in a community with emergency services. By providing location tracking of 911 calls and emergency texts, SirenGPS can integrate emergency communication into a visual depiction of an emergency shared throughout a community, creating a shared common operating picture in a platform that integrates emergency management tools like Mass Notification. Integration into a common operating picture is critical to emergency management because it means that the people who care about the health and safety of a community can all work from the same information in real time.

HDSI plans launch the first two SirenGPS services in the second quarter of 2015 comprised of Siren 911 and Siren Alert.

Siren 911

Siren 911 provides immediate notification of a 911 caller's location and identity. When someone in your community calls 911, the SirenGPS web application plots the individual's location on a map. When appropriate, SirenGPS delivers this notification directly to first responders. Providing automatic location and identity information reduces emergency response time by as much as 40%.

Siren Alert

Siren Alert allows communities to distribute information to groups, specific locations, buildings, and geographic areas or to the entire community and to receive information back in real time. Using GPS integration, you can immediately inform people in the affected location of danger. Siren Alert not only informs individuals of a crisis in their immediate vicinity; it also warns people of danger as they approach a threat, steering them away and toward safety. Informing the community of potential threats in real time keeps people out of harmful situations and eliminates chaos in a crisis.

Siren Alert delivers higher quality messages faster, and works when cellular service is not available.

Insurance Policies

We do not currently maintain any insurance, but are in the process of obtaining the appropriate insurance to support our business operations.

Employees

We are a development stage company and currently have no full time employees. We have one part-time employee, our President and CEO (Mr. Rauner). We are presently negotiating a contract with Mr. Rauner and are in discussions with candidates for the chief operating officer, chief technology officer, lead software architect, and software developer positions.

Offices

Our executive offices are located at 9272 Olive Boulevard, St Louis, Missouri. Our telephone number is 401-400-0028. We currently sublease office space from SirenGPS. Our monthly rent under the foregoing sublease agreement is being negotiated.

ITEM 1A.     RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.    PROPERTIES.

The only real or personal property we own are the intellectual property licenses and related assets we've acquired relating to emergency management software.

ITEM 3.    LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock commenced trading on the over-the-counter Bulletin Board on October 7, 2009. It currently trades under the symbol "HDSI". Following is a table of the high bid price and the low bid price for each quarter during the last two years.

2014	High Bid	Low Bid
First Quarter, Ending March 31	$0.0039	$0.012
Second Quarter, Ending June 30	$0.0035	$0.001
Third Quarter, Ending September 30	$0.0014	$0.0005
Fourth Quarter, Ending December 31	$0.0008	$0.0001

2013	High Bid	Low Bid
First Quarter, Ending March 31	$0.0047	$0.0037
Second Quarter, Ending June 30	$0.0027	$0.0027
Third Quarter, Ending September 30	$0.0022	$0.0022
Fourth Quarter, Ending December 31	$0.0014	$0.0014

Holders

As of April 14, 2015, we had 1,649,844,444 shares of our common stock issued and outstanding held by 46 stockholders of record.

Currently we have 7,500,000 shares of our Class A Preferred Stock issued and outstanding, and 15,839,800 shares of our Class B Preferred Stock issued and outstanding.

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

Status of Our Public Offering

On November 15, 2013, our Post-Effective Amendment to our Form S-1 Registration Statement (SEC file no. 333-182573) was declared effective by the SEC. Pursuant to the Post-Effective Amendment to our Form S-1 Registration Statement, we are offering no minimum, 50,000,000 shares of common stock maximum at an offering price of $0.005 per share in a direct public offering, without any involvement of underwriters or broker-dealers. As of March 31, 2013, we have not sold any shares in our public offering and are in the process of deregistering the shares so registered.

Securities Authorized for Issuance Under Equity Compensation Plans

On July 18, 2012 a Registration Statement on Form S-8 (the "Registration Statement") was filed by us together with our 2012 Non-Qualified Stock Option Plan (the "Plan") relating to 30,000,000 shares of our common stock, par value $0.001 per share, to be offered and sold to accounts of eligible persons.

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

As of April 4, 2015, we had 1,649,844,444 shares of common stock issued and outstanding.

Preferred Stock

Our Articles of Incorporation authorize us to issue up to 50,000,000 shares of preferred stock, $0.001 par value. Of the 50,000,000 authorized shares of preferred stock, the total number of shares of Class A Preferred Shares the Corporation shall have the authority to issue is Twenty Five Million (25,000,000), with a stated par value of $0.001 per share, and the total number of shares of Class B Preferred Shares the Corporation shall have the authority to issue is Twenty Five Million (25,000,000), with a stated par value of $0.001 per share. Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors' power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of April 4, 2015, we had 7,500,000 shares of our Class A preferred stock issued and outstanding.

As of April 4, 2015, we had 15,839,800 shares of Class B preferred stock issued and outstanding.

The 7,500,000 issued and outstanding shares of Class A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each one Class A Preferred Share. The 15,839,800 issued and outstanding shares of Class B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each one Class B Preferred Share. If all of our Class A Preferred Stock and Class B Preferred Stock was converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 3,317,960,000 shares.

Options

We have not issued and do not have outstanding any options to purchase shares of our stock.

Registration Rights

As of April 14, 2015, there are no other outstanding registration rights or similar agreements.

Convertible Securities

Asher Enterprises, Inc.

On June 7, 2013, we entered into an agreement for the sale of a Convertible Promissory Note ("Asher Note 1") in the principal amount $32,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. ("Asher"), a Delaware corporation, and HDS International Corp. The Asher Note 1 closed on July 19, 2013 and matures on December 7, 2014. The Asher Note 1 is convertible at 50% of the average of the lowest five trading prices of HDS International's common stock during the thirty trading day period prior to the conversion date after 180 days. HDS International analyzed the conversion option for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

On July 15, 2013 we entered into an agreement for the sale of a Convertible Promissory Note ("Asher Note 2") in the principal amount $27,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher and HDS International Corp. The Asher Note 2 closed on July 19, 2013 and matures on January 16, 2015. The Asher Note 2 is convertible at 58% of the average of the lowest five trading prices of HDS International's common stock during the thirty trading day period prior to the conversion date after 180 days. HDS International analyzed the conversion option for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

On October 4, 2013 we entered into an agreement for the sale of a Convertible Promissory Note ("Asher Note 3") in the principal amount $32,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher and HDS International. The Asher Note 3 closed on October 22, 2013 and matures on July 8, 2015. The Asher Note 3 is convertible at 50% of the average of the lowest five trading prices of HDS International's common stock during the ten trading day period prior to the conversion date after 180 days. HDS International analyzed the conversion option for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

On February 18, 2014, we entered into an agreement for the sale of a Convertible Promissory Note ("Asher Note 4") in the principal amount $15,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher and HDS International. The Asher Note 4 closed on February 27, 2014 and matures on August 20, 2015. The Asher Note 4 is convertible at 50% of the average of the lowest five trading prices of HDS International's common stock during the ten trading day period prior to the conversion date after 180 days. HDS International analyzed the conversion option for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Asher Note 1, Asher Note 2. Asher Note 3 and Asher Note 4 (collectively, "Asher Notes") are convertible into shares of our common stock based upon a discount to the market price. The conversion terms of these convertible notes are based upon a discount to the then-prevailing average of the five (5) lowest trading bid prices and, as a result, the lower the stock price at the time Asher converts the convertible notes, the more shares of common stock Asher will receive. The number of shares of common stock issuable upon conversion of these convertible notes is indeterminate. If the trading price of our common stock is lower when the conversion price of these convertible notes is determined, we would be required to issue a higher number of shares of our common stock, which could cause substantial dilution to our stockholders. In addition, if Asher opts to convert these convertible notes into shares of our common stock and sell those shares it could result in an imbalance of supply and demand for our common stock and resulting in lower trading prices for our common stock as reported by the OTCBB. The further our stock price declines, the further the adjustment of the conversion price will fall and the greater the number of shares we will have to issue upon conversion.

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

On November 19, 2014, the amounts outstanding under the Asher Notes were amended, and the amended Asher Notes assigned to JABRO Funding Corp ("JABRO"). Under the amendment of the Asher Notes, the overall ownership of JABRO at any one moment may be limited to 4.99% of the issued and outstanding shares of our common stock.

On April 8, 2015, we consented to the assignment of the February 18, 2014 and the October 4, 2013 Asher Notes, which were previously assigned to JABRO. The April 8, 2015 assignment assigned the notes to the Purchaser. According to the terms of the April 8, 2015 assignment agreement, the February 18, 2014 note was sold to the Purchaser and simultaneously exchanged for a new note (the "New February Note"). In accordance with the exchange, The New February Note was deemed to have been issued February 18, 2014, and carried substantially the same terms as the original note, with the following exceptions: the New February bears 0% interest, and the overall ownership of the Purchaser at any one moment shall be limited to 9.99% of the issued and outstanding shares of our common stock. The Purchaser also entered into an agreement with JABRO, granting the Purchaser the exclusive right to purchase the October 4, 2013 note, on or before May 7, 2015.

On December 19, 2012, we exercised our right to convert all $520,055 of principal and accrued interest under the August 18, 2011 promissory notes to 2,080,220 restricted shares of our common stock and the promissory note terminated as paid in full.

On November 26, 2012, we entered into a settlement agreement and general release (the "Restructuring Agreement") with holders of convertible drawdown promissory notes (the "Notes") issued on June 29, 2012. Under the terms of the Notes, $60,000 was lent to us on June 29, 2012 with $90,000 to be lent to us on or before August 3, 2012. The note holders failed to make the second loan of $90,000 to us and were in default under the Notes. Under the Restructuring Agreement, we have resolved and settled any and all disputes and claims arising from the Notes; the Notes and any interest accrued there under was cancelled, set aside, and held for naught; and the amount due the note holders was converted to 17,142,855 restricted shares of our common stock. The convertible drawdown promissory notes issued on June 29, 2012 were terminated on November 26, 2012.

On June 29, 2012, we issued convertible debentures to non-related parties for $150,000, comprised of payments of $60,000 on June 29, 2012, and $90,000 due August 3, 2012. Under the terms of the note, the amount owing is unsecured, due interest of 6% per annum, and due on or before December 31, 2013.

The convertible debentures also provide that, so long as the lender is not in default, either party shall have the right to convert all or a portion of the outstanding principal and accrued interest into fully paid and non-assessable shares of our common stock at the rate of one restricted share of common stock for each $0.01 owed.

On August 18, 2011, we issued a convertible debenture to a non-related party for $500,000, comprised of payments of $100,000 on August 19, 2011, $150,000 on August 26, 2011, and $250,000 on September 6, 2011. Under the terms of the note, the amount owing is unsecured, due interest of 3% per annum, and due on or before February 19, 2013. As at March 31, 2012, accrued interest of $9,288 has been recorded in accrued liabilities.

The convertible debenture also grants us the right to convert this debt into common shares at any time at a conversion price of $0.25 per share. For the first payment of $100,000 on August 19, 2011, we recorded beneficial conversion of $16,800 relating to the number of convertible shares (400,000 shares) and the excess of the fair value of the share price and the conversion price. No beneficial conversion was recorded for the $150,000 and $250,000 payments, as the fair value of our share prices were less than the conversion price on the date of issuance. As at September 30, 2012, the Company recorded accumulative accretion expense of $12,437 with a corresponding credit to the long-term note payable.

Shares Eligible for Future Sale

As of April 4, 2015, we had 1,649,844,444 shares of our common stock issued and outstanding, a breakdown of which follows:

●  1,169,958,948 are freely tradable without restrictions (commonly referred to as the "public float")
●  479,885,496 are currently subject to the restrictions and sale limitations imposed by Rule 144.

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
(801) 274-1088 Phone
(801) 274-1099 Fax
info@actionstocktransfer.com Email

Recent Sales of Unregistered Securities

The issuance and sales of securities without registration since March 28, 2013 through March 31, 2014 comprise the transactions relating to the Asher Notes, as well as those transactions described below.

a)	On April 9, 2014, we issued 8,571,429 common shares for the conversion of $12,000 of principal of the June 7, 2013 convertible debenture.
b)	On October 21, 2014, we issued 38,520,000 common shares for the conversion of $9,630 of principal of the June 7, 2013 convertible debenture.
c)	On October 28, 2014, we issued 38,520,000 common shares for the conversion of $9,630 of principal of the June 7, 2013 convertible debenture.
d)	On November 21, 2014, we issued 15,500,000 common shares for the conversion of $1,240 of principal of the June 7, 2013 convertible debenture.
e)	On November 26, 2014, we issued 19,000,000 common shares for the conversion of $1,520 of principal of the July 15, 2013 convertible debenture.
f)	On December 2, 2014, we issued 24,750,000 common shares for the conversion of $1,980 of principal of the July 15, 2013 convertible debenture.
g)	On December 4, 2014, we issued 24,750,000 common shares for the conversion of $1,980 of principal of the July 15, 2013 convertible debenture.

h)	On December 9, 2014, we issued 24,750,000 common shares for the conversion of $1,980 of principal of the July 15, 2013 convertible debenture.
i)	On February 6, 2015, we issued 28,000,000 common shares upon the issuance of $1,400 of principal of the July 15, 2013 convertible debenture.
j)	On February 10, 2015, we issued 28,000,000 common shares upon the conversion of $1,400 of principal of the July 15, 2013 convertible debenture.
k)	On February 13, 2015, we issued 31,000,000 common shares upon the issuance of $1,550 of principal of the July 15, 2013 convertible debenture.
l)	On February 18, 2015, we issued 31,000,000 common shares upon the conversion of $1,550 of principal of the July 15, 2013 convertible debenture.
m)	On February 23, 2015, we issued 31,000,000 common shares upon the issuance of $1,550 of principal of the July 15, 2013 convertible debenture.
n)	On March 2, 2015, we issued 35,000,000 common shares upon the conversion of $1,750 of principal of the July 15, 2013 convertible debenture.
o)	On March 3, 2015, we issued 37,000,000 common shares upon the issuance of $1,850 of principal of the July 15, 2013 convertible debenture.
p)
On March 5, 2015, we entered into settlement and general mutual release agreements with our former president and director and two of our consultants. Pursuant to the settlement and release agreements, we agreed to issue 180,285,000 shares of common stock for the settlement of all amounts owing to these parties.

q)
On March 9, 2015, we issued 13,350,000 newly-issued shares of Class B preferred stock and 200,000,000 newly-issued share of restricted shares of common stock under the Strategic Expansion Agreement to SirenGPS. Additionally, under the Strategic Expansion Agreement, we issued to HOEL 342,150,496 newly-issued restricted shares of common stock. Also under the Expansion Agreement, we issued 274,300 newly-issued shares of Class B preferred stock to a designee of the Licensor.

r)	On March 13, 2015, we issued 75,000,000 common shares upon the issuance of $3,750 of principal of the July 15, 2013 convertible debenture.
s)	On March 17, 2015, we issued 75,000,000 common shares upon the issuance of $3,750 of principal of the July 15, 2013 convertible debenture.
t)	On March 18, 2015, we issued 83,000,000 common shares upon the issuance of $1,490 of principal of the July 15, 2013 convertible debenture and $2,660 of accrued and unpaid interest. Refer to Note 3(b).
u)	On March 24, 2015, we issued 87,000,000 common shares upon the issuance of $4,350 of principal of the October 4, 2013 convertible debenture.
v)	On March 25, 2015, we issued 87,000,000 common shares upon the issuance of $4,350 of principal of the October 4, 2013 convertible debenture.
w)
On April 1, 2015, we consented to the further assignment of the February 18, 2014 and the October 4, 2013 Asher Notes, which were previously assigned to JABRO. The April 8, 2015 assignment assigned the notes to the Purchaser. According to the terms of the April 8, 2015 assignment agreement, the February 18, 2014 note was sold to the Purchaser and simultaneously exchanged for a new note (the "New February Note"). In accordance with the exchange, the New February Note was deemed to have been issued February 18, 2014, and carried substantially the same terms as the original note, with the following exceptions: the New February bears 0% interest, and the overall ownership of the Purchaser at any one moment shall be limited to 9.99% of the issued and outstanding shares of our common stock. The Purchaser also entered into an agreement with JABRO, granting the Purchaser the exclusive right to purchase the October 4, 2013 note, on or before May 7, 2015.

x)
On April 1, 2015, we issued a draw-down convertible promissory note to a non-related party in the principal amount of up to $600,000. Under the terms of the promissory note, the amount is unsecured, bears interest at 10% per annum, and is due on April 1, 2016. The note is convertible into shares of common stock at a conversion rate of 50% of the average of the three lowest end of day closing prices of our common stock for the twenty-five trading days prior to the date the holder elects to convert all or part of the promissory note.

y)
On April 3, 2015, SirenGPS, Inc., and Hillwinds Ocean Energy, LLC, agreed to convert 200,000,000 shares of common stock, and 222,000,000 shares of common stock, respectively, into 1,050,000 shares and 1,165,000 shares of Class B Preferred Stock, respectively.

z)
On April 6, 2015, we executed a Common Stock Purchase Warrant with Iconic Holdings, LLC, a west coast-based institutional investor (the "Purchaser"), providing the Purchaser the right to purchase our shares of common stock by investing up to $50,000 into new shares of common stock at a price of $0.001 per share. On April 2, 2015, we entered into an equity line of credit (ELOC) agreement that permits us to "put" shares to the Purchaser at a 20% discount to the lowest trading price over the five consecutive trading days immediately succeeding the applicable Put Notice Date. The ELOC requires the filing of a registration statement prior to the funds becoming available to us  Once the registration is filed, funding under the ELOC occurs at our discretion.

aa)	On April 10, 2015, the Company issued 149,844,444 common shares upon the issuance of $6,743 of principal of the February 18, 2014 convertible debenture.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2014, neither we nor any "affiliated purchaser", as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

We are considered a start-up corporation. Our auditors have issued a going concern opinion on the consolidated financial statements for the year ended December 31, 2014.

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

Plan of Operation – Milestones

We are in the early stages of our new business operations.  Over the next twelve months, our primary target milestones include:

1.	Raising $600,000 to acquire an exclusive license to SirenGPS software.

2.	Entering into a contracts with public and private entities to provide emergency management services.

3.
Applying for at least one grant opportunities from a Federal or U.S. State-sponsored organization or entity. We expect grant writing expenses, including those associated with consultants, to total approximately $30,000.

4.	Exploring strategic distribution and technology partnerships or joint ventures that will accelerate the adoption of our emergency management solutions.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance relating to our new business direction. We have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Results of Operations – December 31, 2014 as compared to December 31, 2013

Working Capital

	December 31, 2014 $	December 31, 2013 $
Current Assets	1,093	3,371
Current Liabilities	1,435,785	941,903
Working Capital (Deficit)	(1,434,692)	(938,532)

Cash Flows

	For the year ended December 31, 2014 $	For the year ended December 31, 2013 $
Cash Flows from (used in) Operating Activities	(30,016)	(103,304)
Cash Flows from (used in) Investing Activities	–	–
Cash Flows from (used in) Financing Activities	26,718	94,025
Net Increase (decrease) in Cash During Period	(3,298)	(9,279)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2014 were $420,593 compared with $478,916 for the year ended December 31, 2013. The decrease in operating expenses was attributed to a decrease in general and administrative expense of $3,170 for day-to-day operating costs, transfer agent fees of $75, consulting fees of $36,500 and professional fees of $18,578 due to a decrease in legal expenses incurred during the

During the year ended December 31, 2014, the Company recorded a net loss of $607,819 compared with a net loss of $570,433 for the year ended December 31, 2013. In addition to the above, the Company incurred an increase of $62,540 of interest expense relating to debt balances and $33,159 of loss on change in fair value of derivative liability.

Liquidity and Capital Resources

As at December 31, 2014, the Company's cash balance consisted of $73 compared to cash balance of $3,371 as at December 31, 2013. The decrease in the cash balance was attributed the use of cash during the year for day-to-day activities. As at December 31, 2014, the Company's total assets consisted of $1,093 compared to total assets of $10,056 as at December 31, 2013. The decrease in total assets was attributed to the decrease in cash, as noted above, and decrease in deferred financing costs related to the issuance of convertible debt which was expensed during the year ended December 31, 2014.

As at December 31, 2014, the Company had total liabilities of $1,435,785 compared with total liabilities of $946,300 as at December 31, 2013. The increase in total liabilities is attributed to a $279,559 increase in accounts payable and accrued liabilities, $161,718 increase in accounts payable and accrued liabilities – related parties, as well as a $27,836 increase in convertible debentures and a $24,709 increase in derivative liability.

As at December 31, 2014, the Company has a working capital deficit of $1,434,692 compared with a working capital $938,532 at December 31, 2013 with the increase in the working capital attributed to decrease in cash used to fund day-to-day activities and an increase in accounts payable due to the low cash balance held at year end as well as due to the convertible debentures and derivative liability issued and recorded during the year.

Cashflow from Operating Activities

During the year ended December 31, 2014, the Company used $30,016 of cash for operating activities compared to the use of $103,304 of cash for operating activities during the year ended December 31, 2013. The decrease in the use of cash for operating activities was attributed to the fact that the Company had more outstanding and current obligations at year end to conserve cash.

Cashflow from Investing Activities

During the years ended December 31, 2014 and 2013, we did not conduct any investing activities.

Cashflow from Financing Activities

During the year ended December 31, 2014, the Company received $26,718 of proceeds from financing activities compared to $94,025 during the year ended December 31, 2013. The decrease in proceeds from financing activities was due to receipt of $83,000 in debt financing received during the prior year, as well as $11,025 from the proceeds of advances from related parties, compared to the receipt of $15,000 from issuance of convertible debt and $11,718 from related parties in current year.

Developments after December 31, 2014

a)	On February 6, 2015, we issued 28,000,000 common shares upon the issuance of $1,400 of principal of the July 15, 2013 convertible debenture.
b)	On February 10, 2015, we issued 28,000,000 common shares upon the conversion of $1,400 of principal of the July 15, 2013 convertible debenture.
c)	On February 13, 2015, we issued 31,000,000 common shares upon the issuance of $1,550 of principal of the July 15, 2013 convertible debenture.
d)	On February 18, 2015, we issued 31,000,000 common shares upon the conversion of $1,550 of principal of the July 15, 2013 convertible debenture.
e)	On February 23, 2015, we issued 31,000,000 common shares upon the issuance of $1,550 of principal of the July 15, 2013 convertible debenture.
f)	On March 2, 2015, we issued 35,000,000 common shares upon the conversion of $1,750 of principal of the July 15, 2013 convertible debenture.
g)	On March 3, 2015, we issued 37,000,000 common shares upon the issuance of $1,850 of principal of the July 15, 2013 convertible debenture.
h)
On March 5, 2015, prior to the execution of the Strategic Expansion Agreement, we reached settlement and general mutual release agreements (the "General Release Agreements") with Tassos Recachinas, our at-the-time President & CEO; Alexander Chirkov, our Chief Scientist for renewable energy and eco-sustainability technologies; and a consultant under renewable energy and eco-sustainability technologies; under which we and these three independent parties agreed to settle any and all amounts owing to them under prior employee and consulting agreements, by converting all amounts owing (amounting to $215,225, $684,500, and $49,000, respectively, or in the aggregate, $948,725) as accrued and disclosed on our balance sheet, in exchange for 74,235,000, 74,235,000, and 31,815,000 newly-issued shares of our common stock, respectively, eliminating these liabilities from our balance sheet.

i)
On March 9, 2015, we closed a Strategic Expansion Agreement, which involves a change in strategy away from the development of renewable energy and eco-sustainability technologies and re-focuses our efforts and resources on emergency management software. On March 9, 2015, we closed a Strategic Expansion Agreement, dated March 5, 2015 (the "Strategic Expansion Agreement") entered into by and between us; Hillwinds Ocean Energy, LLC, a Connecticut limited liability company ("HOEL"), which was formerly our controlling shareholder; and SirenGPS, Inc. a Delaware corporation ("SirenGPS"). Pursuant to the terms and conditions of the Strategic Expansion Agreement, we entered into a global technology license agreement (the "E911 License Agreement") granting us certain rights to that certain technology owned and controlled by SirenGPS related to emergency management, emergency communication, emergency response, enhanced emergency calling and related technologies, and in exchange, SirenGPS received: (a) thirteen million three hundred fifty thousand (13,350,000) newly-issued shares of HDS International Corp. Class B Preferred Stock, $0.001 par value per share (the "New HDSI Class B Preferred Stock"), (b) two hundred million (200,000,000) newly-issued restricted shares of our common stock (the "Transaction Shares") and (c) seven million five hundred thousand (7,500,000) shares of HDS International Corp. Class A Preferred Stock, $0.001 par value per share, from HOEL (the "Transferred Class A Preferred Stock). Pursuant to the terms of the Strategic Expansion Agreement, the Company also issued 274,300 newly-issued shares of Class B Preferred Stock to a designee of SirenGPS at the closing.

As part of the Strategic Expansion Agreement, we agreed with HOEL to settle in full and extinguish all amounts we owed to HOEL under that certain promissory note we issued to HOEL on August 16, 2011 (approximately $407,397) in exchange for transferring, conveying, assigning and delivering to HOEL: (i) all our rights, title and interests under that certain NB Provincial License entered into December 10, 2012 (the "NB Provincial License"), relating to, among other things, technologies for gas exchange, carbon dioxide capture and sequestration, algae biomass production and other renewable energy and eco-sustainability applications (the "Eco-Technologies"), (ii) all our rights, title and interests under that certain exclusivity agreement with the City of St. John, NB, Canada entered into November 30, 2012 (the "St John Contract"), relating to Eco-Technologies, and (iii) three hundred forty two million one hundred fifty thousand four hundred ninety six

(342,150,496) newly-issued restricted shares of common stock. The shares of common stock were issued to HOEL partially in exchange for the full conversion and retirement of the HOEL Note.Additionally, we entered into a License Assignment Approval and Consent Agreement with Hillwinds Energy Development Corp., a Connecticut corporation ("HEDC"), under which we agreed to transfer, assign and convey all rights, title and interests in we had in that certain exclusivity agreement with the City of Saint John, NB, Canada dated November 30, 2012 to Hillwinds Ocean Energy, LLC, a Connecticut limited liability company ("HOEL"), for certain good and valuable consideration, exiting us from the renewable energy and eco-sustainability technologies development business.

Additionally, in conjunction with the Strategic Expansion Agreement, Mr. Recachinas resigned as a Director and from all executive officer positions he held with us and Mr. Paul Rauner ("Mr. Rauner") was appointed to the positions of President, CEO, CFO, Secretary, Treasurer and Director. Effective March 9, 2015, we entered into a consulting agreement (the "Consulting Agreement") with Tassos Recachinas, pursuant to which Mr. Recachinas will provide certain transitional services in conjunction with the Strategic Expansion Agreement.

Under the Strategic Expansion Agreement, we entered into that certain E911 License Agreement with SirenGPS. Under the terms of the E911 License Agreement, we received a worldwide license to the intellectual property owned by SirenGPS and Mr. Rauner to develop, make, use, market and sell products related to emergency management, emergency communication, emergency response, enhanced emergency calling and related technologies. This license is non-exclusive unless we receive funding, through debt or equity, of at least $600,000 within six months of the closing of the Strategic Expansion Agreement. If we meet the funding threshold the license becomes exclusive. In exchange for the license we agreed to pay SirenGPS $7,500 per month. We are also obligated to pay any costs, fees and expenses incurred in connection with the filing, prosecution and maintenance of the intellectual property we are licensing under the E911 License Agreement. The license continues in perpetuity so long as we continue to pay the $7,500 monthly payment, do not materially breach our obligations under the agreement, do not cease doing business, and do not undergo a change of control.
j)	On March 13, 2015, we issued 75,000,000 common shares upon the issuance of $3,750 of principal of the July 15, 2013 convertible debenture.
k)	On March 17, 2015, we issued 75,000,000 common shares upon the issuance of $3,750 of principal of the July 15, 2013 convertible debenture.
l)	On March 18, 2015, we issued 83,000,000 common shares upon the issuance of $1,490 of principal of the July 15, 2013 convertible debenture and $2,660 of accrued and unpaid interest. Refer to Note 3(b).
m)	On March 24, 2015, we issued 87,000,000 common shares upon the issuance of $4,350 of principal of the October 4, 2013 convertible debenture.
n)	On March 25, 2015, we issued 87,000,000 common shares upon the issuance of $4,350 of principal of the October 4, 2013 convertible debenture.
o)
On April 1, 2015, we entered into a transaction with Iconic Holdings, LLC (the "Purchaser"), whereby Iconic Holdings agreed to provide up to $600,000 through a structured convertible promissory note (the "Note"), with funds to be received in tranches. The note bears interest of 10% and is due April 1, 2016. The initial purchase price of $40,000 was received on April 9, 2015, with $30,000 remitted and delivered to the Company, $4,000 retained by the Purchaser as an original issue discount, and $6,000 retained by the Purchaser for legal bills. The Purchaser shall have the right to convert the outstanding Principal Amount and interest under the Note in whole or in part into shares of common stock at a price equal to 50% of the average of the lowest end of day closing prices of the Company's common stock during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note. The Note may be prepaid according to the following schedule: Between 1 and 90 days from the date of execution, the Note may be prepaid for 135% of face value plus accrued interest. Between 91 and 180 days from the date of execution, the Note may be prepaid for 145% of face value plus accrued interest. After 180 days from the date of execution until the Due Date, the Note may not be prepaid without written consent from the Purchaser.

p)
On April 1, 2015, we consented to the assignment of the February 18, 2014 and the October 4, 2013 Asher Notes, which were previously assigned to JABRO. The April 8, 2015 assignment assigned the notes to the Purchaser. According to the terms of the April 8, 2015 assignment agreement, the February 18, 2014 note was sold to the Purchaser and simultaneously exchanged for a new note (the "New February Note"). In accordance with the exchange, The New February Note was deemed to have been issued February 18, 2014, and carried substantially the same terms as the original note, with the following exceptions: the New February bears 0% interest, and the overall ownership of the Purchaser at any one moment shall be limited to 9.99% of the issued and outstanding shares of our common stock. The Purchaser also entered into an agreement with JABRO, granting the Purchaser the exclusive right to purchase the October 4, 2013 note, on or before May 7, 2015.

q)
On April 2, 2015, we entered into an equity line of credit (ELOC) with the Purchaser, that allows the Company to "put" shares to the Purchaser at a 20% discount with a five day look-back, based on the average of the volume weighted average price (VWAP) of the Company's Common Stock during the five days immediately preceding the date of issue. The ELOC requires the filing of a registration statement prior to the funds becoming available to us. Once the registration is filed, funding under the ELOC occurs at our discretion.

r)
On April 3, 2015, SirenGPS, Inc., and Hillwinds Ocean Energy, LLC, agreed to convert 200,000,000 shares of common stock, and 222,000,000 shares of common stock, respectively, into 1,050,000 shares of Class B Preferred Stock, and 1,165,000 shares of Class B Preferred Stock, respectively, at our request to facilitate the closing of the other transactions herein described.

s)
On April 6, 2015, we executed a Common Stock Purchase Warrant with Iconic Holdings, LLC, a west coast-based institutional investor (the "Purchaser"), providing the Purchaser the right to purchase shares of common stock of the company by investing up to $50,000 into new shares of common stock at a price of $0.001 per share. The Warrants expire in five years. This Warrant was negotiated as part of the Note.

t)	On April 10, 2015, we issued 149,844,444 common shares upon payment of $6,743 of principal of the February 18, 2014 convertible debenture.

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

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HDS International Corp.
(A Development Stage Company)

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
HDS International Corp.

We have audited the accompanying consolidated balance sheets of HDS International Corp (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HDS International Corp. as of December 31, 2014 and 2013, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered a net loss from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas
April 15, 2015

HDS International Corp.
Consolidated Balance Sheets
(expressed in U.S. dollars)

	December 31, 2014 $	December 31, 2013 $
ASSETS

Current Assets

Cash	73	3,371
Current portion of deferred financing costs	1,020	–

Total Current Assets	1,093	3,371

Other Assets

Deferred financing costs	–	6,685

Total Assets	1,093	10,056

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	728,581	449,022
Accounts payable and accrued liabilities – related parties	304,962	143,244
Note Payable – related party, currently in default	300,000	300,000
Convertible debentures, net of unamortized discount of $36,088 and $28,384, respectively	31,952	4,116
Derivative liability	70,290	45,521

Total Current Liabilities	1,435,785	941,903

Non-Current Liabilities

Convertible debentures, net of unamortized discount of $nil and $55,603, respectively	–	4,397

Total Liabilities	1,435,785	946,300

Stockholders' Deficit

Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Class A Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 7,500,000 shares	7,500	7,500

Common Stock Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 571,564,504 and 377,203,075 shares, respectively	571,564	377,203

Additional paid-in capital	296,785	381,775

Accumulated deficit	(2,310,541)	(1,702,722)

Total Stockholders' Equity/(Deficit)	(1,434,692)	(936,244)

Total Liabilities and Stockholders' Equity/(Deficit)	1,093	10,056

(The accompanying notes are an integral part of these consolidated financial statements)

HDS International Corp.
Consolidated Statements of Operations
(expressed in U.S. dollars)

	Year ended December 31, 2014 $	Year ended December 31, 2013 $

Revenue	–	–

Operating Expenses

Consulting fees	384,000	420,500
General and administrative	2,945	6,115
Professional fees	33,463	52,041
Transfer agent fees	185	260

Total Operating Expenses	420,593	478,916

Income/(Loss) Before Other Expenses	(420,593)	(478,916)

Other Expenses

Interest expense	108,546	46,006
Loss on change in fair value of derivative liability	78,680	45,521

Total Other Expenses	187,226	91,527

Net Income/(Loss)	(607,819)	(570,443)

Net Income/(Loss) Per Share, Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	406,443,367	377,186,685

(The accompanying notes are an integral part of these consolidated financial statements)

HDS International Corp.
Consolidated Statement of Stockholders' Deficit
For the Period from December 31, 2012 to December 31, 2014
(expressed in U.S. dollars)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During the Development
		Amount		Amount	Capital	Stage	Total
	#	$	#	$	$	$	$

Balance, December 31, 2012	7,500,000	7,500	376,603,075	376,603	283,875	(1,132,279)	(464,301)

Issuance of shares for consulting fees	–	–	600,000	600	5,400	–	6,000

Fair value of beneficial conversion feature recorded on issuance of convertible debt	–	–	–	–	92,500	–	92,500

Net loss for the year	–	–	–	–	–	(644,602)	(644,602)

Balance, December 31, 2013	7,500,000	7,500	377,203,075	377,203	381,775	(1,702,722)	(936,244)

Fair value of beneficial conversion feature recorded on issuance of convertible debt	–	–	–	–	15,500	–	15,500

Common shares issued for conversion of debt	–	–	194,361,429	194,361	(100,490)	–	93,871

Net loss for the year	–	–	–	–	–	(607,819)	(607,819)

Balance, December 31, 2014	7,500,000	7,500	571,564,504	571,564	296,785	(2,310,541)	(1,434,692)

(The accompanying notes are an integral part of these consolidated financial statements)

HDS International Corp.
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

	Year ended December 31, 2014 $	Year ended December 31, 2013 $
Operating Activities

Net income/(loss) for the year	(607,819)	(570,443)

Adjustment to reconcile net loss to net cash used in operating activities:

Accretion of debt discount	63,399	8,513
Amortization of deferred financing costs	6,165	2,815
Loss on change in fair value of derivative liability	78,680	45,521
Shares issued for management and consulting fees	–	6,000

Changes in operating assets and liabilities:

Prepaid expenses and deposits	–	–
Accounts payable and accrued liabilities	279,559	329,290
Accounts payable and accrued liabilities – related parties	150,000	75,000

Net Cash Gained/(Used) in Operating Activities	(30,016)	(103,304)

Financing activities

Proceeds from convertible debenture, net of financing costs	15,000	83,000
Proceeds from related parties	11,718	11,025

Net Cash Provided by Financing Activities	26,718	94,025

Increase/(Decrease) in Cash	(3,298)	(9,279)

Cash, Beginning of Period	3,371	12,650

Cash, End of Period	73	3,371

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities
Adjustment to derivative liability due to conversion of debt	53,911	–
Common shares issued for conversion of debt	39,960	–
Debt discount due to beneficial conversion feature	15,500	92,500

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2014, the Company had a working capital deficiency of $1,434,692 and an accumulated deficit of $2,310,541. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.    Summary of Significant Accounting Policies

a)    Basis of Presentation and Principles of Consolidation
The consolidated financial statements for the periods ending December 31, 2014 and 2013 include the accounts of the Company, and HDS Energy and Ecosystems NB, Ltd., the Company's wholly owned subsidiary, effective June 11, 2012. All intercompany transactions and balances have been eliminated on consolidation.

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

c)    Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2014 and 2013, the Company had no cash equivalents.

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

g)	Derivative Liability
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
The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2014, the Company had 1,572,180,000 (2013 – 51,166,667) potentially dilutive shares from outstanding convertible debentures.

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

j)     Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2014 and 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

k)     Financial Instruments (continued)

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's balance sheet as at December 31, 2014 and 2013 as follows:

	Balance, December 31, 2013 $	Conversions $	Changes in Fair Values $	Balance, December 31, 2014 $
Derivative Liability	45,521	(53,911)	78,680	70,290

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

l)	Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. During the year ended December 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.    Debt

Convertible Debentures

a)
On June 7, 2013, the Company entered into a $32,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on December 7, 2014. The note is convertible into shares of common stock 180 days after the date of issuance (December 4, 2013) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2014, the Company recorded accrued interest of $3,191 (2013 - $1,475), which has been included in accounts payable and accrued liabilities.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the year ended December 31, 2014, the Company issued 25,277,857 common shares for the conversion of $32,500 of this debenture. During the year ended December 31, 2014, the Company had amortized $28,384 (2013 - $4,116) of the debt discount to interest expense. As at December 31, 2014, the carrying value of the debenture was $nil (2013 - $4,116).

HDS International Corp.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.    Debt (continued)

Convertible Debentures (continued)

On December 4, 2013, the note became convertible resulting in the Company recording a derivative liability of $46,532 with a corresponding adjustment to loss on change in fair value of derivative liabilities. As at December 31, 2014, the Company revalued the derivative liability to its fair value resulting in the Company recording $115 (2013 - $1,011) as a loss on change in fair value of derivative liabilities. As at December 31, 2014, the fair value of the derivative liability was $1,605 (2013 - $45,521). Refer to Note 4.

b)
On July 15, 2013, the Company entered into a $27,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on January 16, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (January 11, 2014) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2014, the Company recorded accrued interest of $3,077 (2013 - $1,019), which has been included in accounts payable and accrued liabilities.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $27,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the year ended December 31, 2014, the Company issued 23,312,500 common shares for the conversion of $7,460 of this debenture. During the year ended December 31, 2014, the Company had amortized $22,461 (2013 - $2,779) of the debt discount to interest expense. As at December 31, 2014, the carrying value of the debenture was $17,780 (2013 - $2,779).

On January 11, 2014, the note became convertible resulting in the Company recording a derivative liability of $36,272 with a corresponding adjustment to loss on change in fair value of derivative liabilities. As at December 31, 2014, the Company revalued the derivative liability to its fair value resulting in the Company recording $23,331 (2013 - $nil) as a gain on change in fair value of derivative liabilities. As at December 31, 2014, the fair value of the derivative liability was $3,061 (2013 - $nil). Refer to Note 4.

c)
On October 4, 2013, the Company entered into a $32,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on July 8, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (April 2, 2014) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2014, the Company recorded accrued interest of $3,227 (2013 - $627), which has been included in accounts payable and accrued liabilities.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the year ended December 31, 2014, the Company had amortized $10,123 (2013 - $1,618) of the debt discount to interest expense. As at December 31, 2014, the carrying value of the debenture was $11,741 (2013 - $1,618).

On April 2, 2014, the note became convertible resulting in the Company recording a derivative liability of $47,794 with a corresponding adjustment to loss on change in fair value of derivative liabilities. As at December 31, 2014, the Company revalued the derivative liability to its fair value resulting in the Company recording $2,882 (2013 - $nil) as a gain on change in fair value of derivative liabilities. As at December 31, 2014, the fair value of the derivative liability was $44,912 (2013 - $nil). Refer to Note 4.

d)
On February 18, 2014, the Company entered into a $15,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on August 20, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (August 17, 2014) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2014, the Company recorded accrued interest of $1,074 (2013 - $nil), which has been included in accounts payable and accrued liabilities.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the year ended December 31, 2014, the Company had amortized $2,431 (2013 - $nil) of the debt discount to interest expense. As at December 31, 2014, the carrying value of the debenture was $2,431 (2013 - $nil).

On August 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $21,750 with a corresponding adjustment to loss on change in fair value of derivative liabilities. As at December 31, 2014, the Company revalued the derivative liability to its fair value resulting in the Company recording $1,038 (2013 - $nil) as a gain on change in fair value of derivative liabilities. As at December 31, 2014, the fair value of the derivative liability was $20,712 (2013 - $nil). Refer to Note 4.

Notes Payable, currently in default – related parties

As at December 31, 2014, the Company owes $300,000 (2013 - $300,000) to a company controlled by former officers and directors of the Company. The amount owing is unsecured, bears interest at 10% per annum, and is due on August 16, 2012, currently in default. As at December 31, 2014, the Company has recorded accrued interest of $102,219 (2013 - $72,219) which has been included in accounts payable and accrued liabilities – related party.

HDS International Corp.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

4.    Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Notes 3(a) and 3(b) in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended December 31, 2014, the Company recorded a loss on the change in fair value of derivative liability of $78,680 (2013 - $45,521). As at December 31, 2014, the Company recorded a derivative liability of $70,290 (2013 - $45,521).

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended December 31, 2014 and 2013:

•	The underlying stock price of $0.0014 was used as the fair value of the common stock as at December 31, 2013.
•	The underlying stock price of $0.0006 to $0.0001 was used as the fair value of the common stock as at December 31, 2014.
•	The principal of the debenture on the June 7, 2013 date of issuance was $32,500.
•	The balance of the principal and interest of the June 7, 2013 debenture on December 4, 2013, the date the June 7, 2013 debenture became convertible, was $33,775.
•	The balance of the principal and interest of the June 7, 2013 debenture on December 31, 2013 was $33,975.
•	The balance of the principal and interest of the June 7, 2013 debenture on December 31, 2014 was $3,191.
•	The principal of the debenture on the July 15, 2013 date of issuance was $27,500.
•	The balance of the principal and interest of the July 15, 2013 debenture on January 11, 2014, the date the July 15, 2013 debenture became convertible, was $28,579.
•	The balance of the principal and interest of the July 15, 2013 debenture on December 31, 2014 was $23,117.
•	The principal of the debenture on the October 4, 2013 date of issuance was $32,500.
•	The balance of the principal and interest of the October 4, 2013 debenture on April 2, 2014, the date the October 4, 2013 debenture became convertible, was $33,782.
•	The balance of the principal and interest of the October 4, 2013 debenture on December 31, 2014 was $35,727.
•	The principal of the debenture on the February 18, 2014 date of issuance was $15,500.
•	The balance of the principal and interest of the February 18, 2014 debenture on August 17, 2014, the date the February 18, 2014 debenture became convertible, was $16,112.
•	The balance of the principal and interest of the February 18, 2014 debenture on December 31, 2014 was $16,574.
•	Capital raising events are not a factor for the debenture.
•	The Holder would redeem based on availability of alternative financing 0% of the time increasing 1.0% monthly to a maximum of 10%.
•	The Holder would automatically convert the note at maturity if the registration (after 120 days) was effective and the Company is not in default.
•
The projected annual volatility for each valuation period was based on the historic volatility of the Company of 178% as at December 4, 2013, 176% as at December 31, 2013, 175% as at January 11, 2014, 172% as at April 9, 2014, 176% as at June 30, 2014, 176% as at August 17, 2014, 170% as at September 30, 2014, 166% as at October 21, 2014, 165% as at October 22 and November 21, 2014, 166% as at October 26, 2014, 168% as at December 2, 2014, 170% as at December 4, 2014, 172% as at December 9, 2014, and 183% as at December 31, 2014.

•	An event of default would occur 0% of the time, increasing to 1.0% per month to a maximum of 5%. To date, the debenture is not in default nor converted by the Holder.

A summary of the activity of the derivative liability is shown below:

$
Balance, December 31, 2012	–
Derivative loss due to new issuances	46,532
Mark to market adjustment at December 31, 2013	(1,011)
Balance, December 31, 2013	45,521
Derivative loss due to new issuances	105,816
Adjustment for conversion	(53,911)
Mark to market adjustment at December 31, 2014	(27,136)
Balance, December 31, 2014	70,290

HDS International Corp.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

5.    Common Stock

Share Transactions for the Year Ended December 31, 2014:

a)	On April 9, 2014, the Company issued 8,571,429 common shares for the conversion of $12,000 of principal of the June 7, 2013 convertible debenture. Refer to Note 3(a).
b)	On October 21, 2014, the Company issued 38,520,000 common shares for the conversion of $9,630 of principal of the June 7, 2013 convertible debenture. Refer to Note 3(a).
c)	On October 28, 2014, the Company issued 38,520,000 common shares for the conversion of $9,630 of principal of the June 7, 2013 convertible debenture. Refer to Note 3(a).
d)	On November 21, 2014, the Company issued 15,500,000 common shares for the conversion of $1,240 of principal of the June 7, 2013 convertible debenture. Refer to Note 3(a).
e)	On November 26, 2014, the Company issued 19,000,000 common shares for the conversion of $1,520 of principal of the July 15, 2013 convertible debenture. Refer to Note 3(b).
f)	On December 2, 2014, the Company issued 24,750,000 common shares for the conversion of $1,980 of principal of the July 15, 2013 convertible debenture. Refer to Note 3(b).
g)	On December 4, 2014, the Company issued 24,750,000 common shares for the conversion of $1,980 of principal of the July 15, 2013 convertible debenture. Refer to Note 3(b).
h)	On December 9, 2014, the Company issued 24,750,000 common shares for the conversion of $1,980 of principal of the July 15, 2013 convertible debenture. Refer to Note 3(b).

    All were converted within the original terms, so no gains (losses) were recorded.

Share Transactions for the Year Ended December 31, 2013:

i)
On January 9, 2013, the Company issued 600,000 common shares pursuant to a consulting agreement with a non-related party, as noted in Note 7(d). The shares were recorded at their fair value of $6,000 based on the closing market prices on the date of authorization.

6.    Related Party Transactions

a)
As at December 31, 2014, the Company owes $300,000 (2013 - $300,000) to a company controlled by former officers and directors of the Company. The amount owing is unsecured, bears interest at 10% per annum, and is due on August 16, 2012, currently in default. As at December 31, 2014, the Company has recorded accrued interest of $102,219 (2013 - $72,219) which has been included in accounts payable and accrued liabilities – related party.

b)
As at December 31, 2014, the Company owes $15,225 (2013 - $10,225) to companies under common control by former officers and directors of the Company which has been included in accounts payable and accrued liabilities – related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)
During the year ended December 31, 2014, the Company has incurred $120,000 (2013 - $45,000) to the former President and CEO of the Company for consulting services. As at December 31, 2014, the Company recorded a related party accounts payable of $180,000 (2013 - $60,000), which has been included in accounts payable and accrued liabilities – related party. The amounts owing are unsecured, non-interest bearing, and due on demand.

d)
As at December 31, 2014, the Company owes $7,518 (2013 – $800) to the former President and CEO of the Company for reimbursement of expenses which has been included in accounts payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

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

HDS International Corp.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

7.    Commitments (continued)

During the year ended December 31, 2014, the Company incurred $6,000 (2013 - $36,000) in consulting fees relating to this agreement, of which $48,000 (2013 - $42,000) has been recorded in accounts payable and accrued liabilities as at December 31, 2014.

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

During the year ended December 31, 2014, the Company incurred $258,000 (2013 - $330,000) in consulting fees relating to this agreement, of which $641,500 (2013 - $383,500) has been recorded in accounts payable and accrued liabilities as at December 31, 2014.

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

During the year ended December 31, 2014, the Company incurred $120,000 (2013 - $45,000) in consulting fees relating to this agreement, of which $180,000 (2013 - $60,000) has been recorded in accounts payable and accrued liabilities – related parties as at December 31, 2014.

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

8.    Income Taxes

The Company has a net operating loss carried forward of $1,851,259 available to offset taxable income in future years which commence expiring in fiscal 2028.

The income tax benefit has been computed by applying the weighted average income tax rates of Canada (federal and provincial statutory rates) and of the United States (federal and state rates) of 27% and 35%, respectively, to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2014 $	2013 $
Income tax recovery at statutory rate	158,351	175,604

Valuation allowance change	(158,351)	(175,604)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014 $	2013 $
Net operating loss carried forward	629,340	470,989

Valuation allowance	(629,340)	(470,989)

Net deferred income tax asset	–	–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

HDS International Corp.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

9.    Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after December 31, 2014, except for the following:

a)	On February 6, 2015, the Company issued 28,000,000 common shares upon the issuance of $1,400 of principal of the July 15, 2013 convertible debenture. Refer to Note 3(b).
b)	On February 10, 2015, the Company issued 28,000,000 common shares upon the conversion of $1,400 of principal of the July 15, 2013 convertible debenture. Refer to Note 3(b).
c)	On February 13, 2015, the Company issued 31,000,000 common shares upon the issuance of $1,550 of principal of the July 15, 2013 convertible debenture. Refer to Note 3(b).
d)	On February 18, 2015, the Company issued 31,000,000 common shares upon the conversion of $1,550 of principal of the July 15, 2013 convertible debenture. Refer to Note 3(b).
e)	On February 23, 2015, the Company issued 31,000,000 common shares upon the issuance of $1,550 of principal of the July 15, 2013 convertible debenture. Refer to Note 3(b).
f)	On March 2, 2015, the Company issued 35,000,000 common shares upon the conversion of $1,750 of principal of the July 15, 2013 convertible debenture. Refer to Note 3(b).
g)	On March 3, 2015, the Company issued 37,000,000 common shares upon the issuance of $1,850 of principal of the July 15, 2013 convertible debenture. Refer to Note 3(b).
h)
On March 5, 2015, the Company entered into a Strategic Expansion Agreement ("Expansion Agreement") with its former controlling shareholder ("Shareholder") and a non-related party ("Licensor"). Pursuant to the terms of the Expansion Agreement, the Company also entered into a Global License Agreement ("License Agreement") granting the Company certain rights to technologies owned and controlled by the Licensor relating to emergency management, emergency communication, emergency response, enhanced emergency calling and related technologies in exchange for 13,350,000 newly-issued shares of Class B preferred stock, 200,000,000 newly-issued share of restricted shares of common stock, and 7,500,000 shares of Class A preferred stock transferred from the Shareholder.

Under the License Agreement, the Company was granted certain rights to technologies as noted above. These rights are non-exclusive unless the Company receives funding, through debt or equity financing, of at least $600,000 by September 9, 2015. If the Company is able to raise the required funding, the license will become exclusive. In exchange for the license, the Company has also agreed to pay $7,500 per month and is obligated to pay any costs, fees, and expenses incurred in connection with the filing, prosecution, and maintenance of the intellectual property under license. The license will continue in perpetuity so long as the Company continues to pay the monthly payment, does not materially breach its obligations under the agreement, does not cease to do business, and does not undergo a change of control.

Under the Expansion Agreement, the Company agreed to settle all amounts owed to the Shareholder under a promissory note dated August 16, 2011 in exchange for transferring, conveying, assigning, and delivering to the Shareholder i) all the Company's rights, title, and interests under the NB Provincial License entered into on December 10, 2012 relating to technologies for gas exchange, carbon dioxide capture and sequestration, algae biomass production, and other renewable energy and eco-sustainability applications, ii) all the Company's rights, title, and interest under the exclusivity agreement with the City of Saint John, NB, Canada, entered into on November 30, 2012 relating to eco-technologies and iii) 342,150,496 newly-issued restricted shares of common stock. Under the Expansion Agreement, the Company has also agreed to issue 274,300 newly-issued shares of Class B preferred stock to a designee of the Licensor.

i)
On March 5, 2015, the Company entered into settlement and general mutual release agreements with the Company's former President and Director and two of the Company's consultants. Pursuant to the settlement and release agreements, the Company has agreed to issue a total of 180,285,000 newly-issued shares of common stock for the settlement of all amounts owing to these parties.

HDS International Corp.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

9.    Subsequent Event (continued)

j)
On March 5, 2015, the Company entered into a consulting agreement with the former President and Director of the Company ("Consultant") whereby the Company has agreed to pay $12,853 in cash, half to be paid within 15 days of the execution of the agreement and half to be paid within 45 days of the execution of the agreement and $500 in cash, due and payable on the last day of each month ending at the end of May 2015. In return, the Consultant has agreed to provide assistance with a variety of services including: providing the Company with transitional services associated with the Company's SEC filings, assist with the preparation of the 2014 10-K and 2015 Q1 10-Q filings, assist the Company winding down certain legacy business issues and provide the Company with access to files and records.

k)	On March 13, 2015, the Company issued 75,000,000 common shares upon the issuance of $3,750 of principal of the July 15, 2013 convertible debenture. Refer to Note 3(b).
l)	On March 17, 2015, the Company issued 75,000,000 common shares upon the issuance of $3,750 of principal of the July 15, 2013 convertible debenture. Refer to Note 3(b).
m)
On March 18, 2015, the Company issued 83,000,000 common shares upon the issuance of $1,490 of principal of the July 15, 2013 convertible debenture and $2,660 of accrued and unpaid interest. Refer to Note 3(b).

n)	On March 24, 2015, the Company issued 87,000,000 common shares upon the issuance of $4,350 of principal of the October 4, 2013 convertible debenture. Refer to Note 3(c).
o)	On March 25, 2015, the Company issued 87,000,000 common shares upon the issuance of $4,350 of principal of the October 4, 2013 convertible debenture. Refer to Note 3(c).
p)
On April 1, 2015, the Company issued a draw-down convertible promissory note to a non-related party in the principal amount of up to $600,000. Under the terms of the promissory note, the amount is unsecured, bears interest at 10% per annum, and is due on April 1, 2016. The note is convertible into shares of common stock at a conversion rate of 50% of the average of the three lowest end-of-day closing prices of the Company's common stock for the twenty-five trading days prior to the date the holder elects to convert all or part of the promissory note.

q)
On April 1, 2015, the Company consented to the assignment of the February 18, 2014 and the October 4, 2013 convertible debentures. According to the terms of the assignment agreement, the February 18, 2014 note was sold to the purchaser and simultaneously exchanged for a new note (the "New February Note"). In accordance with the exchange, The New February Note was deemed to have been issued February 18, 2014, and carried substantially the same terms as the original note, with the following exceptions: the New February bears 0% interest, and the overall ownership of the purchaser at any one moment shall be limited to 9.99% of the issued and outstanding shares of our common stock. The purchaser also entered into an agreement with original debenture holder, granting the purchaser the exclusive right to acquire the October 4, 2013 note, on or before May 7, 2015

r)
On April 2, 2015, the Company entered into an equity line of credit (ELOC) up to $4,000,000 with a non-related party, which allows the Company to "put" shares to the debtor at a 20% discount to the lowest trading price over the five consecutive trading days immediately succeeding the applicable Put Notice Date. The ELOC requires the filing of a registration statement prior to the funds becoming available to the Company. Once the registration is filed, funding under the ELOC occurs at the discretion of the Company. The minimum amount of the Put Notice is restricted to $5,000 and the maximum to 100% of the average of the daily trading dollar volume for the ten consecutive trading days immediately prior to the Put Notice Date but not to exceed an accumulated amount per month of $150,000 unless prior approval is obtained.

s)
On April 3, 2015, two shareholders of the Company agreed to convert 422,000,000 shares of common stock into 2,215,500 shares of Class B Preferred Stock at the request of the Company, to facilitate the closing of the other transactions herein described.

t)
On April 6, 2015, the Company entered into a Common Stock Purchase Warrant agreement with a non-related party providing the holder the right to purchase shares of common stock of the Company by investing up to $50,000 into new shares of common stock at a price of $0.001 per share for a period of five years. This warrant agreement was negotiated as part of the draw-down convertible promissory note as described in Note 7(p).

u)	On April 10, 2015, the Company issued 149,844,444 common shares upon the issuance of $6,743 of principal of the February 18, 2014 convertible debenture. Refer to Note 3(d).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 using the criteria established in " Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management's activities.

2.
We did not maintain appropriate cash controls – As of December 31, 2014, we do not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that we have limited transactions in our bank accounts.

3.
We did not implement appropriate information technology controls – As at December 31, 2014, we retain copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, did not maintain effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Continuing Remediation Efforts to address deficiencies in Company's Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors.
2.	We will appoint additional personnel to assist with the preparation of our monthly financial reporting, including preparation of the monthly bank reconciliations.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors serve until their successor is elected and qualified. Our officers are appointed by our board of directors.

The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position
Paul Rauner	46	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole Member of our Board of Directors

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control. We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Set forth below is a brief description of the background and business experience of Paul Rauner, our sole officer and director.

Paul Rauner

Paul Rauner became our sole officer and director on March 9, 2015. Mr. Rauner is an officer, director and controlling shareholder of SirenGPS, a privately-held emergency management technology company. Following the execution of the Strategic Expansion Agreement, SirenGPS became our controlling shareholder, making Mr. Rauner a controlling shareholder of the Company. Mr. Rauner served as Chief Executive Officer and Chairman of SirenGPS from January 2012 to January 2015, and currently serves as Executive Director and Chairman of SirenGPS. Mr. Rauner is also Chief Operating Officer of Gremln, Inc., which provides social media compliance to companies in the financial sector. Mr. Rauner is an adjunct professor at the Boston University School of Medicine Healthcare Emergency Management Masters Degree Program (BU HEM), a terminal masters degree program that trains professionals to serve as emergency management professionals at the enterprise level in the public and private sectors. Mr. Rauner received a B.A. in Philosophy from Calvin College in 1992 and a Juris Doctor with distinction from the University of Iowa College of Law in 1997. Mr. Rauner previously served in a variety of capacities providing risk management consulting and insurance placement services, including as President of Rauner Risk Services, Inc. from 2005 to 2013; General Counsel to the NASDAQ Insurance Agency, a subsidiary of the NASDAQ Stock Market from 2003 to 2005; and Assistant Director, Legal at AON Corporation from 2001 to 2003. Based on the foregoing, we determined that Mr. Rauner was duly qualified to serve as the sole member of our Board of Directors.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Rauner has not been the subjects of the following events:

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

Disclosure Committee

We do not have a disclosure committee or disclosure committee charter. Our disclosure committee is effectively comprised of our sole director, Mr. Paul Rauner.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2014, all such filing requirements applicable to our officers and directors were complied with. Mr. Rauner our current sole officer and director has not filed his Form 3 as of the date of this report. We expect him to file the same shortly.

Director Independence

We have no independent directors.

Family Relationships

There are no family relationships between any of the officers, directors, or consultants.

Conflicts of Interest

Our officers and directors will devote time to projects that do not involve us.

Paul Rauner, our sole officer and director controls SirenGPS, Inc and certain of its affiliates, which may compete with us until the intellectual property license becomes exclusive.

ITEM 11.    EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ending December 31, 2014 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Paul Rauner	2014	0	0	0	0	0	0	01]	0
President/CEO/CFO	2013	0	0	0	0	0	0	01]	0

Tassos Recachinas	2014	60,000	0	0	0	0	0	60,000[1]	120,000
President/CEO/CFO (Resigned 3-9-2015)	2013	45,000	0	0	0	0	0	45,000[1]	90,000

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

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts. The following table sets forth compensation paid to our directors from inception to our year end on December 31, 2014. Since that time, we have not paid any compensation to any director.

Director's Compensation Table
Name (a)	Fees Earned Or Paid in Cash (US$) (b)	Stock Awards (US$) (c)	Option Awards (US$) (d)	Non-Equity Incentive Plan Compensation (US$) (e)	Nonqualified Deferred Compensation Earnings (US$) (f)	All Other Compensation (US$) (g)	Total (US$) (h)
Paul Rauner	0	0	0	0	0	0	0
Tassos Recachinas (Resigned 3-15-2015)	0	0	0	0	0	0	0

Long-Term Incentive Plan Awards

We do not currently have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

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

Name and Address Beneficial Owner	Number of Common Shares	Percentage of Ownership	Number of Preferred Shares	Percentage of Ownership
Paul Rauner	0	0.00%[1]	21,900,000[1]	[1]%
9272 Olive Boulevard
St. Louis, MO 63132

All officers and directors as a group (1 individual)	0	0.00%	21,900,000

Tassos Recachinas	373,835,496[2]	24.9%[2]	1,165,500[2]
501 Kings Highway East, #108				[2]%
Fairfield, CT 06825

[1]	Owned by Siren GPS, a private corporation owned and controlled by Paul Rauner, our sole officer and director. Comprised of 14,400,000 shares of Class B Preferred Stock (comprising 91% of the Class B Preferred Stock outstanding) and 7,500,000 shares of Class A Preferred Stock (comprising 100% of the Class A Preferred Stock outstanding). Class A Preferred Stock is convertible into shares of common stock at a rate of 20 shares of common stock for each share of Class A Preferred Stock. Class A Preferred Stock entitles the holder to 100 votes per share of Class B Preferred stock on matters subject to a vote of the common shareholders. Class B Preferred Stock is convertible into shares of common stock at a rate of 200 shares of common stock for each share of Class B Preferred Stock. Class B Preferred Stock entitles the holder to 1,000 votes per share of Class B Preferred stock on matters subject to a vote of the common shareholders. SirenGPS, through its current holdings of Class A Preferred stock and Class B Preferred stock, currently controls 83.1% of the vote on all matters submitted to shareholders. Assuming the conversion of all shares of Class A Preferred Stock and Class B Preferred Stock into shares of common stock, Mr. Rauner's beneficial ownership of our fully diluted common stock would be 62.1%.

[2]	Of the 373,835,496 shares beneficially owned by Tassos Recachinas, our former President, 299,600,496 shares of common stock are directly held by Hillwinds Ocean Energy, LLC ("HOEL"), an affiliate, while 74,235,000 shares of common stock held directly by Mr. Recachinas. The 1,165,500 shares of preferred stock are owned directly by HOEL, and are comprised of 1,165,500 shares of Class B Preferred Stock, constituting 7% of the Class B Preferred Stock outstanding. Assuming the conversion of all shares of Class B Preferred Stock into shares of common stock, Mr. Recachinas beneficial ownership of our fully diluted common stock would be 12.2%.

We are not categorized as a "shell company" as that term is defined in Reg. 405 of the Act. A "shell company" is a corporation with no or nominal assets or its assets consist solely of cash, and no or nominal operations

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On December 10, 2012, through our wholly-owned Canadian subsidiary, HDS Energy and Ecosystems NB, Ltd., we entered into a new technology license agreement with HEDC, which expands the geographic territory under our previous technology licenses. All previous license agreements between HDS and HEDC, including the license under asset acquisition agreement dated August 15, 2011, and the intellectual property agreement consummated October 7, 2011 (dated September 2, 2012) have been terminated and superseded in their entirety by the new license agreement (the "NB Provincial License").

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

The financial terms of the NB Provincial License transaction to expand our geographic territory were deemed immaterial, with no cash or securities paid or owed by the Company to HEDC. HEDC is controlled by the Company's officers and directors, who also control the majority of the Company's basic and fully diluted shares of common stock, and accordingly this transaction was classified as a related-party transaction and was not conducted at arm's-length.

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

As at December 31, 2014, the Company owed $402,219 to Hillwinds Ocean Energy, LLC ("HOEL"), a company controlled by our President, the amounts owing unsecured, bearing interest at 10% per annum, and due August 16, 2012. During 2014, the Company repaid $0 of accrued interest and $0 of principal under the obligation. As at December 31, 2014, the Company has recorded accrued interest of $102,219.

In conjunction with the March 5, 2015 General Release Agreements, we agreed to settle any and all amounts owing to our at-the-time President and CEO in exchange for those certain shares of our newly-issued shares of our common stock, eliminating liabilities from our balance sheet.

In conjunction with the March 9, 2015 Strategic Expansion Agreement, we agreed to settle in full and extinguish all amounts we owed to HOEL under that certain promissory note we issued to HOEL on August 16, 2011 (approximately $407,397) in exchange for transferring, conveying, assigning and delivering to HOEL: (i) all our rights, title and interests under that certain NB Provincial License entered into December 10, 2012 (the "NB Provincial License"), relating to, among other things, technologies for gas exchange, carbon dioxide capture and sequestration, algae biomass production and other renewable energy and eco-sustainability applications (the "Eco-Technologies"), (ii) all our rights, title and interests under that certain exclusivity agreement with the City of Saint John, NB, Canada entered into November 30, 2012 (the "Saint John Contract"), relating to Eco-Technologies, and (iii) three hundred forty two million one hundred fifty thousand four hundred ninety six (342,150,496) newly-issued restricted shares of common stock. The shares of common stock were issued to HOEL partially in exchange for the full conversion and retirement of the HOEL Note. Additionally, we entered into a License Assignment Approval and Consent Agreement with Hillwinds Energy Development Corp., a Connecticut corporation ("HEDC"), under which we agreed to transfer, assign and convey all rights, title and interests in we had in that certain exclusivity agreement with the City of Saint John, NB, Canada dated November 30, 2012 to Hillwinds Ocean Energy, LLC, a Connecticut limited liability company ("HOEL"), for certain good and valuable consideration, exiting us from the renewable energy and eco-sustainability technologies development business.

Additionally, in conjunction with the Strategic Expansion Agreement, Mr. Recachinas resigned as a Director and from all executive officer positions he held with us and Mr. Paul Rauner ("Mr. Rauner") was appointed to the positions of President, CEO, CFO, Secretary, Treasurer and Director. Effective March 9, 2015, we entered into a consulting agreement (the "Consulting Agreement") with Tassos Recachinas, pursuant to which Mr. Recachinas will provide certain transitional services in conjunction with the Strategic Expansion Agreement.

Tassos Recachinas was our only promoter until he resigned on March 6, 2015. Mr. Paul Rauner is our only promoter.

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

2014	$10,750	M&K CPAS, PLLC
2013	$14,000	M&K CPAS, PLLC

(2)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$0	M&K CPAS, PLLC
2013	$0	M&K CPAS, PLLC

(3)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$0	M&K CPAS, PLLC
2013	$0	M&K CPAS, PLLC

(4)	Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approved all accounting related activities prior to the performance of any services by any accountant or auditor.

(5)	The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV

ITEM 15.  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.2	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.3	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.4	Intellectual Property License Agreement with Hillwinds Energy Development Corporation.	10-K	4/16/12	10.1
10.5	Exclusivity and Feasibility Study Agreement with City of Saint John.	8-K	12/05/12	10.1
10.6	Intellectual Property License Agreement with Hillwinds Energy Development Corporation dated December 10, 2012.	8-K	12/12/12	10.1
10.7	Consulting Agreement with The Holden Group.	8-K	1/03/13	10.1
10.8	Restructuring Agreement with Dennis Holden.	8-K/A	2/14/13	10.1
10.9	Restructuring Agreement with Stephen Walker.	8-K/A	2/14/13	10.2
10.10	Restructuring Agreement with Lance Warren.	8-K/A	2/14/13	10.3
10.11	Exchange Note Purchase Agreement between Jabro Funding Corp. and Iconic Holdings, LLC dated March 31, 2015.			10.1	X
10.12	Exchange Note Purchase Agreement with Iconic Holdings, LLC dated April 1, 2015.			10.2	X
10.13	Convertible Promissory Note with Iconic Holdings, LLC dated April 1, 2015.			10.3	X
10.14	Investment Agreement (ELOC) and Registration Rights Agreement with Iconic Holdings, LLC dated April 2, 2015.			10.4	X
10.15	Common Stock Purchase Warrant with Iconic Holdings, LLC dated April 6, 2015.			10.5	X
10.16	Stock Conversion and Subscription Agreement with Hillwinds Ocean Energy, LLC dated April 3, 2015.			10.6	X
10.17	Stock Conversion and Subscription Agreement with SirenGPS, Inc. dated April 3, 2015.			10.7	X
14.1	Code of Ethics.	10-K	3/29/11	14.1
23.1	Consent of M&K CPAS, PLLC				X
21.1	List of Subsidiaries.	S-1/A-1	1/17/13	21.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension – Schema.
101.CAL	XBRL Taxonomy Extension – Calculations.
101.LAB	XBRL Taxonomy Extension – Labels.
101.PRE	XBRL Taxonomy Extension – Presentation.
101.DEF	XBRL Taxonomy Extension – Definition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2014.

HDS INTERNATIONAL CORP.
(the "Registrant")

BY:	PAUL RAUNER
Paul Rauner
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

PAUL RAUNER	President, Principal Executive Officer, Principal	April 15, 2015
Paul Rauner	Financial Officer, Principal Accounting Officer,
Secretary/Treasurer and sole member of the Board
of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.2	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.3	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.4	Intellectual Property License Agreement with Hillwinds Energy Development Corporation.	10-K	4/16/12	10.1
10.5	Exclusivity and Feasibility Study Agreement with City of Saint John.	8-K	12/05/12	10.1
10.6	Intellectual Property License Agreement with Hillwinds Energy Development Corporation dated December 10, 2012.	8-K	12/12/12	10.1
10.7	Consulting Agreement with The Holden Group.	8-K	1/03/13	10.1
10.8	Restructuring Agreement with Dennis Holden.	8-K/A	2/14/13	10.1
10.9	Restructuring Agreement with Stephen Walker.	8-K/A	2/14/13	10.2
10.10	Restructuring Agreement with Lance Warren.	8-K/A	2/14/13	10.3
10.11	Exchange Note Purchase Agreement between Jabro Funding Corp. and Iconic Holdings, LLC dated March 31, 2015.			10.1	X
10.12	Exchange Note Purchase Agreement with Iconic Holdings, LLC dated April 1, 2015.			10.2	X
10.13	Convertible Promissory Note with Iconic Holdings, LLC dated April 1, 2015.			10.3	X
10.14	Investment Agreement (ELOC) and Registration Rights Agreement with Iconic Holdings, LLC dated April 2, 2015.			10.4	X
10.15	Common Stock Purchase Warrant with Iconic Holdings, LLC dated April 6, 2015.			10.5	X
10.16	Stock Conversion and Subscription Agreement with Hillwinds Ocean Energy, LLC dated April 3, 2015.			10.6	X
10.17	Stock Conversion and Subscription Agreement with SirenGPS, Inc. dated April 3, 2015.			10.7	X
14.1	Code of Ethics.	10-K	3/29/11	14.1
23.1	Consent of M&K CPAS, PLLC				X
21.1	List of Subsidiaries.	S-1/A-1	1/17/13	21.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension – Schema.
101.CAL	XBRL Taxonomy Extension – Calculations.
101.LAB	XBRL Taxonomy Extension – Labels.
101.PRE	XBRL Taxonomy Extension – Presentation.
101.DEF	XBRL Taxonomy Extension – Definition.