Form 10-K/A
period 2014-12-31
HDS INTERNATIONAL CORP.
filed 2015-04-17
CIK 1454742

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,649,844,444 as of April 15, 2015.

REASON FOR AMENDMENT
The sole purpose of this Amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.  No other changes have been made to this Form 10-K and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-K.

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

(3)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$0	M&K CPAS, PLLC
2013	$0	M&K CPAS, PLLC

(4)	Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approved all accounting related activities prior to the performance of any services by any accountant or auditor.

(5)	The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.2	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.3	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.4	Intellectual Property License Agreement with Hillwinds Energy Development Corporation.	10-K	4/16/12	10.1
10.5	Exclusivity and Feasibility Study Agreement with City of Saint John.	8-K	12/05/12	10.1
10.6	Intellectual Property License Agreement with Hillwinds Energy Development Corporation dated December 10, 2012.	8-K	12/12/12	10.1
10.7	Consulting Agreement with The Holden Group.	8-K	1/03/13	10.1
10.8	Restructuring Agreement with Dennis Holden.	8-K/A	2/14/13	10.1
10.9	Restructuring Agreement with Stephen Walker.	8-K/A	2/14/13	10.2
10.10	Restructuring Agreement with Lance Warren.	8-K/A	2/14/13	10.3
10.11	Exchange Note Purchase Agreement between Jabro Funding Corp. and Iconic Holdings, LLC dated March 31, 2015.	10-K	4/15/15	10.1
10.12	Exchange Note Purchase Agreement with Iconic Holdings, LLC dated April 1, 2015.	10-K	4/15/15	10.2
10.13	Convertible Promissory Note with Iconic Holdings, LLC dated April 1, 2015.	10-K	4/15/15	10.3
10.14	Investment Agreement (ELOC) and Registration Rights Agreement with Iconic Holdings, LLC dated April 2, 2015.	10-K	4/15/15	10.4
10.15	Common Stock Purchase Warrant with Iconic Holdings, LLC dated April 6, 2015.	10-K	4/15/15	10.5
10.16	Stock Conversion and Subscription Agreement with Hillwinds Ocean Energy, LLC dated April 3, 2015.	10-K	4/15/15	10.6
10.17	Stock Conversion and Subscription Agreement with SirenGPS, Inc. dated April 3, 2015.	10-K	4/15/15	10.7
14.1	Code of Ethics.	10-K	3/29/11	14.1
23.1	Consent of M&K CPAS, PLLC
21.1	List of Subsidiaries.	S-1/A-1	1/17/13	21.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of April, 2014.

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

Signature	Title	Date

PAUL RAUNER	President, Principal Executive Officer, Principal	April 17, 2015
Paul Rauner	Financial Officer, Principal Accounting Officer,
Secretary/Treasurer and sole member of the Board
of Directors

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.2	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.3	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.4	Intellectual Property License Agreement with Hillwinds Energy Development Corporation.	10-K	4/16/12	10.1
10.5	Exclusivity and Feasibility Study Agreement with City of Saint John.	8-K	12/05/12	10.1
10.6	Intellectual Property License Agreement with Hillwinds Energy Development Corporation dated December 10, 2012.	8-K	12/12/12	10.1
10.7	Consulting Agreement with The Holden Group.	8-K	1/03/13	10.1
10.8	Restructuring Agreement with Dennis Holden.	8-K/A	2/14/13	10.1
10.9	Restructuring Agreement with Stephen Walker.	8-K/A	2/14/13	10.2
10.10	Restructuring Agreement with Lance Warren.	8-K/A	2/14/13	10.3
10.11	Exchange Note Purchase Agreement between Jabro Funding Corp. and Iconic Holdings, LLC dated March 31, 2015.	10-K	4/15/15	10.1
10.12	Exchange Note Purchase Agreement with Iconic Holdings, LLC dated April 1, 2015.	10-K	4/15/15	10.2
10.13	Convertible Promissory Note with Iconic Holdings, LLC dated April 1, 2015.	10-K	4/15/15	10.3
10.14	Investment Agreement (ELOC) and Registration Rights Agreement with Iconic Holdings, LLC dated April 2, 2015.	10-K	4/15/15	10.4
10.15	Common Stock Purchase Warrant with Iconic Holdings, LLC dated April 6, 2015.	10-K	4/15/15	10.5
10.16	Stock Conversion and Subscription Agreement with Hillwinds Ocean Energy, LLC dated April 3, 2015.	10-K	4/15/15	10.6
10.17	Stock Conversion and Subscription Agreement with SirenGPS, Inc. dated April 3, 2015.	10-K	4/15/15	10.7
14.1	Code of Ethics.	10-K	3/29/11	14.1
23.1	Consent of M&K CPAS, PLLC
21.1	List of Subsidiaries.	S-1/A-1	1/17/13	21.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X