Form 10-Q
period 2015-03-31
HDS INTERNATIONAL CORP.
filed 2015-05-20
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53949

HDS INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)

9272 Olive Boulevard
St. Louis, MO   63132
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 13, 2014, there were 1,814,822,222 shares of the registrant's $0.001 par value common stock issued and outstanding.

HDS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

HDS International Corp.
Consolidated Balance Sheets
(expressed in U.S. dollars)

	March 31, 2015 (unaudited) $	December 31, 2014 $
ASSETS

Current Assets
Cash	–	73
Current portion of deferred financing costs	515	1,020

Total Assets	515	1,093

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank indebtedness	5	–
Accounts payable and accrued liabilities	43,253	728,581
Accounts payable and accrued liabilities – related parties	20,114	304,962
Due to related parties	–	300,000
Convertible debentures, net of unamortized discount of $21,036 and $36,088, respectively	18,264	31,952
Derivative liability	56,417	70,290

Total Liabilities	138,053	1,435,785

Stockholders' Deficit
Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–
Class A Preferred Stock Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 7,500,000 shares	7,500	7,500
Class B Preferred Stock Authorized: 15,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 13,624,300 and nil shares, respectively	13,624	–
Common Stock Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 1,922,000,000 and 571,564,504 shares, respectively	1,922,000	571,564
Additional paid-in capital	359,592	296,785
Accumulated deficit	(2,440,254)	(2,310,541)

Total Stockholders' Deficit	(137,538)	(1,434,692)

Total Liabilities and Stockholders' Deficit	515	1,093

(The accompanying notes are an integral part of these consolidated financial statements)

HDS International Corp.
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended March 31, 2015 $	For the Three Months Ended March 31, 2014 $

Revenue	–	–

Operating Expenses

Consulting fees	69,835	96,000
General and administrative	8,409	1,760
Professional fees	3,250	11,100

Total Operating Expenses	81,494	108,860

Loss Before Other Expenses	(81,494)	(108,860)

Other Expenses

Interest expense	(22,830)	(17,377)
Loss on change in fair value of derivative liability	(25,389)	(44,752)

Total Other Expenses	(48,219)	(62,129)

Net Loss	(129,713)	(170,989)

Net Loss Per Share, Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	931,678,536	377,203,075

(The accompanying notes are an integral part of these consolidated financial statements)

HDS International Corp.
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended March 31, 2015 $	For the Three Months Ended March 31, 2014 $
Operating Activities

Net loss for the period	(129,713)	(170,989)

Adjustment to reconcile net loss to net cash used in operating activities:

Accretion of debt discount	15,052	6,241
Amortization of deferred financing costs	505	1,537
Loss on change in fair value of derivative liability	25,389	44,752

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	50,837	68,303
Accounts payable and accrued liabilities – related parties	37,857	37,397

Net Cash Used in Operating Activities	(73)	(12,759)

Financing activities

Proceeds from convertible debenture, net of financing costs	–	15,000
Proceeds from related parties	–	1,200

Net Cash Provided by Financing Activities	–	16,200

Change in Cash	(73)	3,441

Cash, Beginning of Period	73	3,371

Cash, End of Period	–	6,812

Non-cash investing and financing activities
Adjustment to derivative liability due to conversion of debt	39,262	–
Common stock issued for conversion of debt	31,400	–
Debt discount due to beneficial conversion feature	–	15,500
Fair value of common stock issued to acquire license	200,000	–
Fair value of common stock issued to settle debt	1,356,205	–
Fair value of Class B preferred stock issued to acquire license	13,624	–

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

HDS International Corp.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

1.       Nature of Operations and Continuance of Business

HDS International Corp. (the "Company") was incorporated on November 3, 2008 under the laws of the State of Nevada. The Company was formerly engaged in the business of providing renewable energy and eco-sustainability solutions based on its licensed technologies. On March 5, 2015, the Company entered into a Strategic Expansion Agreement and refocused its efforts from renewable energy to emergency management software services. A substantial portion of the Company's activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any revenue to date.
Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of March 31, 2015, the Company had a working capital deficiency of $137,538 and an accumulated deficit of $2,440,254. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.       Summary of Significant Accounting Policies

a)        Basis of Presentation and Principles of Consolidation

The consolidated financial statements for the periods ending March 31, 2015 and December 31, 2014 include the accounts of the Company, and HDS Energy and Ecosystems NB, Ltd., the Company's wholly owned subsidiary. All intercompany transactions and balances have been eliminated on consolidation.

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

c)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

d)       Intangible Assets

Intangible assets are carried at the purchased cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally from fifteen to twenty years

HDS International Corp.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.       Summary of Significant Accounting Policies (continued)

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

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2015, the Company had 810,188,333 (December 31, 2014 – 1,572,180,000) potentially dilutive shares from outstanding convertible debentures.

i)	Interim Consolidated Financial Statements

There interim unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.       Summary of Significant Accounting Policies (continued)

k)        Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2015 and December 31, 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Assets and liabilities measured at fair value on a recurring basis based on level 3 inputs were presented on the Company's balance sheet as at March 31, 2015 and December 31, 2014 as follows:

	Balance, December 31, 2014 $	Conversions $	Changes in Fair Values $	Balance, March 31, 2015 $

Derivative Liability	70,290	(39,262)	25,389	56,417

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, convertible debentures, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

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

HDS International Corp.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.       Convertible Debentures

a)
On July 15, 2013, the Company entered into a $27,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on January 16, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (January 11, 2014) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2015, the Company recorded accrued interest of $873 (December 31, 2014 - $3,077), which has been included in accounts payable and accrued liabilities.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $27,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the period ended March 31, 2015, the Company issued 454,000,000 common shares (December 31, 2014 - 23,312,500) for the conversion of $20,040 (December 31, 2014 - $7,460) of this debenture and $2,660 (December 31, 2014 - $nil) of accrued interest. During the period ended March 31, 2015, the Company had amortized $2,260 (December 31, 2014 - $22,461) of the debt discount to interest expense. As at March 31, 2015, the carrying value of the debenture was $nil (December 31, 2014 - $17,780).

On January 11, 2014, the note became convertible resulting in the Company recording a derivative liability of $36,272 with a corresponding adjustment to loss on change in fair value of derivative liabilities. As at March 31, 2015, the Company revalued the derivative liability to its fair value resulting in the Company recording $nil (December 31, 2014 - $23,331) as a gain on change in fair value of derivative liabilities. As at March 31, 2015, the fair value of the derivative liability was $nil (December 31, 2014 - $3,061). Refer to Note 4.

b)
On October 4, 2013, the Company entered into a $32,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on July 8, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (April 2, 2014) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2015, the Company recorded accrued interest of $3,868 (December 31, 2014 - $3,227), which has been included in accounts payable and accrued liabilities.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the period ended March 31, 2015, the Company issued 174,000,000 common shares (December 31, 2014 - nil) for the conversion of $8,700 (December 31, 2014 - $nil) of this debenture. During the period ended March 31, 2015, the Company had amortized $10,339 (December 31, 2014 - $10,123) of the debt discount to interest expense. As at March 31, 2015, the carrying value of the debenture was $13,380 (December 31, 2014 - $11,741).

On April 2, 2014, the note became convertible resulting in the Company recording a derivative liability of $47,794 with a corresponding adjustment to loss on change in fair value of derivative liabilities. As at March 31, 2015, the Company revalued the derivative liability to its fair value resulting in the Company recording $18,600 (December 31, 2014 - $2,882 gain) as a loss on change in fair value of derivative liabilities. As at March 31, 2015, the fair value of the derivative liability was $35,615 (December 31, 2014 - $44,912). Refer to Note 4.

c)
On February 18, 2014, the Company entered into a $15,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on August 20, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (August 17, 2014) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at March 31, 2015, the Company recorded accrued interest of $1,379 (December 31, 2014 - $1,074), which has been included in accounts payable and accrued liabilities.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the period ended March 31, 2015, the Company had amortized $2,453 (December 31, 2014 - $2,431) of the debt discount to interest expense. As at March 31, 2015, the carrying value of the debenture was $4,884 (December 31, 2014 - $2,431).

HDS International Corp.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.       Convertible Debentures (continued)

On August 17, 2014, the note became convertible resulting in the Company recording a derivative liability of $21,750 with a corresponding adjustment to loss on change in fair value of derivative liabilities. As at March 31, 2015, the Company revalued the derivative liability to its fair value resulting in the Company recording $6,789 (December 31, 2014 - $1,038 gain) as a loss on change in fair value of derivative liabilities. As at March 31, 2015, the fair value of the derivative liability was $20,802 (December 31, 2014 - $20,712). Refer to Note 4.

4.       Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Notes 3(a) and 3(b) in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. During the period ended March 31, 2015, the Company recorded a loss on the change in fair value of derivative liability of $25,389 (December 31, 2014 - $78,680). As at March 31, 2015, the Company recorded a derivative liability of $56,417 (2014 - $70,290).

The following inputs and assumptions were used to value the convertible debentures outstanding during the periods ended March 31, 2015 and December 31, 2014:

•	The underlying stock price of $0.0001 to $0.0006 was used as the fair value of the common stock as at December 31, 2014.
•	The underlying stock price of $0.0005 to $0.0011 was used as the fair value of the common stock as at March 31, 2015.
•	The principal of the debenture on the July 15, 2013 date of issuance was $27,500.
•	The balance of the principal and interest of the July 15, 2013 debenture on January 11, 2014, the date the debenture became convertible, was $28,579.
•	The balance of the principal and interest of the July 15, 2013 debenture on December 31, 2014 was $23,117.
•	The balance of the principal and interest of the July 15, 2013 debenture on March 31, 2015 was $873.
•	The principal of the debenture on the October 4, 2013 date of issuance was $32,500.
•	The balance of the principal and interest of the October 4, 2013 debenture on April 2, 2014, the date the debenture became convertible, was $33,782.
•	The balance of the principal and interest of the October 4, 2013 debenture on December 31, 2014 was $35,727.
•	The balance of the principal and interest of the October 4, 2013 debenture on March 31, 2015 was $27,668.
•	The principal of the debenture on the February 18, 2014 date of issuance was $15,500.
•	The balance of the principal and interest of the February 18, 2014 debenture on August 17, 2014, the date the debenture became convertible, was $16,112.
•	The balance of the principal and interest of the February 18, 2014 debenture on December 31, 2014 was $16,574.
•	The balance of the principal and interest of the February 18, 2014 debenture on March 31, 2015 was $16,879.
•	Capital raising events are not a factor for the debenture.
•	The debt holder would redeem based on availability of alternative financing 0% of the time increasing 1.0% monthly to a maximum of 10%.
•	The debt holder would automatically convert the note at maturity if the registration (after 120 days) was effective and the Company is not in default.
•
The projected annual volatility for each valuation period was based on the historic volatility of the Company of 176% as at December 31, 2013, 175% as at January 11, 2014, 176% as at June 30, 2014, 176% as at August 17, 2014, 170% as at September 30, 2014, 2014, 166% as at October 26, 2014, 168% as at December 2, 2014, 170% as at December 4, 2014, 172% as at December 9, 2014, 183% as at December 31, 2014, 203% as at February 6, 2015, 206% as at February 10, 2015, 209% as at February 13, 2015, 212% as at February 18, 2015, 216% as at February 23, 2015, 222% as at March 2, 2015, 223% as at March 3, 2015, 238% as at March 16, 2015, 240% as at March 17, 2015, 244% as at March 19, 2015, 249% as at March 24, 2015, 251% as at March 25, 2015, and 259% as at March 31, 2015.

•	An event of default would occur 0% of the time, increasing to 1.0% per month to a maximum of 5%. To date, the debenture is not in default nor converted by the debt holder.

HDS International Corp.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

4.       Derivative Liabilities (continued)

A summary of the activity of the derivative liability is shown below:

$
Balance, December 31, 2013	45,521
Derivative loss due to new issuances	105,816
Adjustment for conversion	(59,911)
Mark to market adjustment	(27,136)
Balance, December 31, 2014	70,290
Adjustment for conversion	(39,262)
Mark to market adjustment	25,389
Balance, March 31, 2015	56,417

5.       Common Stock

a)
On March 5, 2015, the Company issued 200,000,000 common shares with a par value of $200,000 pursuant to a license agreement with a third party to acquire the rights to technologies related to emergency management and communications. As the transaction resulted in a change of control, the par value of the license was allocated to additional paid-in capital. As a result of the completion of the transaction, SirenGPS and Paul Rauner are deemed related parties.

b)
On March 5, 2015, the Company issued 106,050,000 common shares with a fair value of $21,210 for the settlement of accounts payable of $733,500 owing to consultants resulting in a gain on settlement of debt of $712,290. As the transaction was pursuant to the agreement which resulted in a change of control, the gain has been recorded to additional paid-in capital.

c)
On March 5, 2015, the Company issued 342,150,496 common shares with a fair value of $68,430 for the settlement of $300,000 of principal and $107,479 of accrued interest owing to a company controlled by the former President and CEO of the Company. The transaction resulted in a gain on settlement of debt of $339,049 which was recorded against additional paid-in capital. Refer to Note 7(a).

d)
On March 5, 2015, the Company issued 74,235,000 common shares with a fair value of $14,847 for the settlement of $215,225 owing to the former President and CEO and companies under his control. The transaction resulted in a gain on settlement of debt of $200,378 which was recorded against additional paid-in capital. Refer to Notes 7 and 8.

e)
During the period ended March 31, 2015, the Company issued 454,000,000 common shares for the conversion of $20,040 of principal and $2,660 of accrued interest of the July 15, 2013 convertible debenture. As the conversions were within the terms of the agreement, no additional gain or loss was recognized as a result of the conversion.

f)
During the period ended March 31, 2015, the Company issued 174,000,000 common shares for the conversion of $8,700 of principal of the October 4, 2013 convertible debenture. As the conversions were within the terms of the agreement, no additional gain or loss was recognized as a result of the conversion.

6.       Preferred Stock

On March 5, 2015, the Company issued 13,624,300 Class B preferred stock with a par value of $13,624 pursuant to a license agreement with a third party to acquire the rights to technologies related to emergency management and communications. As the transaction resulted in a change of control, the par value of the license was allocated to additional paid-in capital. As a result of the completion of the transaction, SirenGPS and Paul Rauner are deemed related parties. Each Class B preferred stock is convertible into common stock of the Company at a rate of 200 shares of common stock per each Class B preferred stock.

7.       Related Party Transactions

a)
As at March 31, 2015, the Company owes $570 (December 31, 2014 – $nil) to the President and CEO of the Company for reimbursement of expenses which has been included in accounts payable and accrued liabilities – related parties.  The amount owing is unsecured, non-interest bearing, and due on demand.

HDS International Corp.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

7.       Related Party Transactions (continued)

b)
As at March 31, 2015, the Company owes $19,544 (December 31, 2014 – $7,518) to the former President and CEO of the Company for reimbursement of expenses which has been included in accounts payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

c)
As at March 31, 2015, the Company owes $nil (December 31, 2014 - $300,000) to a company controlled by former officers and directors of the Company. The amount owing is unsecured, bears interest at 10% per annum, and is due on demand. As at March 31, 2015, the Company has recorded accrued interest of $nil (December 31, 2014 - $102,219) which has been included in accounts payable and accrued liabilities – related parties. During the period ended March 31, 2015, the Company issued 342,150,496 common shares to settle the amounts owing. Refer to Note 5(c).

d)
As at March 31, 2015, the Company owes $nil (December 31, 2014  - $15,225) to companies under common control by former officers and directors of the Company which has been included in accounts payable and accrued liabilities – related parties. The amounts owing are unsecured, non-interest bearing, and due on demand. During the period ended March 31, 2015, the Company issued 5,251,378 common shares to settle the amounts owing. Refer to Note 5(d).

e)
During the period ended March 31, 2015, the Company has incurred $20,000 (December 31, 2014 - $120,000) to the former President and CEO of the Company for consulting services. As at March 31, 2015, the Company recorded a related party accounts payable of $nil (December 31, 2014 - $180,000), which has been included in accounts payable and accrued liabilities – related party. The amounts owing are unsecured, non-interest bearing, and due on demand. During the period ended March 31, 2015, the Company issued 68,983,622 common shares to settle the amount owing. Refer to Notes 5(d) and 8(c).

8.       Commitments

a)
On October 12, 2011, the Company entered into a verbal consulting agreement with a non-related party whereby the Company will pay a monthly consulting fee for services provided in the amounts of $3,000. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated. On July 18, 2012, the Board of Directors reviewed the consulting agreement and authorized an increase to the monthly consulting fee from $3,000 to $3,750 per month beginning July 2012. On October 1, 2012, the Board of Directors reviewed the consulting agreement and adjusted the consulting fee from $3,750 to $3,000 per month beginning October 2012. On April 8, 2014, The Board of Directors reviewed the consulting agreement and adjusted the consulting fee from $3,000 to $500 per month effective January 1, 2014. On March 5, 2015, the Company entered into a Settlement and Mutual Release Agreement whereby the parties agreed to terminate the consulting agreement and settle all amounts owing under the consulting agreement.

During the period ended March 31, 2015, the Company incurred $1,000 (December 31, 2014 - $6,000) in consulting fees relating to this agreement, of which $nil (December 31, 2014- $48,000) has been recorded in accounts payable and accrued liabilities as at March 31, 2015. During the period ended March 31, 2015, the Company issued 31,815,000 common shares to settle the amount owing of $49,000. Refer to Note 5(b).

b)
On October 12, 2011, the Company entered into a consulting agreement with a non-related party whereby the Company will pay a monthly consulting fee for services provided in the amounts of $27,500. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated. On April 8, 2014, The Board of Directors reviewed the consulting agreement and adjusted the consulting fee from $27,500 to $21,500 per month effective January 1, 2014. On March 5, 2015, the Company entered into a Settlement and Mutual Release Agreement whereby the parties agreed to terminate the consulting agreement and settle all amounts owing under the consulting agreement.

During the period ended March 31, 2015, the Company incurred $43,000 (December 31, 2014 - $258,000) in consulting fees relating to this agreement, of which $nil (December 31, 2014 - $641,500) has been recorded in accounts payable and accrued liabilities as at March 31, 2015. During the period ended March 31, 2015, the Company issued 74,235,000 common shares to settle the amount owing of $684,500. Refer to Note 5(b).

HDS International Corp.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

8.       Commitments (continued)

c)
On October 12, 2011, the Company entered into a consulting agreement with the former President and CEO of the Company whereby the Company will pay a monthly consulting fee for services provided in the amounts of $3,000. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated. On June 10, 2012, the Board of Directors authorized an increase to the monthly consulting fee from $3,000 to $6,000 per month beginning June 2012. On July 18, 2012, the Board of Directors reviewed the consulting agreement and adjusted the monthly consulting fee to $3,750 beginning July 2012. On April 8, 2014, The Board of Directors reviewed the consulting agreement and adjusted the consulting fee from $3,750 to $10,000 per month effective January 1, 2014. On March 5, 2015, the Company entered into a Settlement and Mutual Release Agreement whereby the parties agreed to terminate the consulting agreement and settle all amounts owing under the consulting agreement.

During the period ended March 31, 2015, the Company incurred $20,000 (December 31, 2014 - $120,000) in consulting fees relating to this agreement, of which $nil (December 31, 2014 - $180,000) has been recorded in accounts payable and accrued liabilities – related parties as at March 31, 2015. During the period ended March 31, 2015, the Company issued 68,983,622 common shares to settle the amount owing of $200,000. Refer to Notes 5(d) and 7(e).

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

9.       Subsequent Events

a)
On April 1, 2015, the Company issued a draw-down convertible promissory note to a non-related party in the principal amount of up to $600,000 (The April 1, 2015 Debenture). Under the terms of the promissory note, the amount is unsecured, bears interest at 10% per annum, and is due on April 1, 2016. The note is convertible into shares of common stock at a conversion rate of 50% of the average of the three lowest end-of-day closing prices of the Company's common stock for the twenty-five trading days prior to the date the holder elects to convert all or part of the promissory note.

b)
On April 1, 2015, the Company consented to the assignment of the February 18, 2014 and the October 4, 2013 convertible debentures.  According to the terms of the assignment agreement, the February 18, 2014 note was sold to the purchaser and simultaneously exchanged for a new note (the "New February Note").  In accordance with the exchange, The New February Note was deemed to have been issued February 18, 2014, and carried substantially the same terms as the original note, with the following exceptions: the New February bears 0% interest, and the overall ownership of the purchaser at any one moment shall be limited to 9.99% of the issued and outstanding shares of our common stock. The purchaser also entered into an agreement with original debenture holder, granting the purchaser the exclusive right to acquire the October 4, 2013 note, on or before May 7, 2015.

c)
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

d)
On April 3, 2015, two shareholders of the Company agreed to convert 422,000,000 shares of common stock into 2,215,500 shares of Class B Preferred Stock at the request of the Company, to facilitate the closing of the other transactions herein described.

e)
On April 6, 2015, the Company entered into a Common Stock Purchase Warrant agreement with a non-related party providing the holder the right to purchase shares of common stock of the Company by investing up to $50,000 into new shares of common stock at a price of $0.001 per share for a period of five years. This warrant agreement was negotiated as part of the draw-down convertible promissory note as described in Note 9(a).

HDS International Corp.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

9.       Subsequent Events (continued)

f)	On April 9, 2015, the Company received $40,000 under the April 1, 2015 Debenture and applied the proceeds to fund operating expenses.

g)	On April 10, 2015, the Company issued 149,844,444 common shares upon the issuance of $6,743 of principal of the February 18, 2014 convertible debenture. Refer to Note 3(c).

h)
On April 15, 2015, the Company entered into a draw-down convertible promissory note to a non-related party in the principal amount of up to $100,000 (the April 15, 2015 Debenture). Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on October 15, 2016. The note is convertible into shares of common stock after the maturity date at a conversion rate of 50% of the average of the three lowest closing bid prices of the Company's common stock for the twenty trading days ending on the trading day the conversion notice is received by the Company.

i)
On April 15, 2015, the Company issued 100,000 warrants to a non-related party. Each warrant entitles the holder to purchase one share of common stock at $0.001 per share until April 15, 2020. The warrants are subject to a cashless conversion feature at the election of the holder.

j)	On April 16, 2015, the Company received $50,000 under the April 15, 2015 Debenture and applied the proceeds to fund operating expenses.

k)	On April 22, 2015, the Company received $20,000 under the April 1, 2015 Debenture and applied the proceeds to fund operating expenses.

l)	On April 23, 2015, the Company issued 164,977,778 common shares for the conversion of $7,424 of principal of the February 18, 2014 convertible debenture. Refer to Note 3(c).

m)
On May 7, 2015, Under the April 1, 2015 agreement the purchaser exercised the option to purchase the October 4, 2013 debenture on May 7, 2015. According to the terms of the assignment agreement, the October 4, 2013 note was sold to the purchaser and simultaneously exchanged for a new note (the "New October Note"). In accordance with the exchange, The New October Note was deemed to have been issued October 4, 2013, and carried substantially the same terms as the original note, with the following exceptions: the New October Note bears 0% interest, and the overall ownership of the purchaser at any one moment shall be limited to 9.99% of the issued and outstanding shares of our common stock.

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

We are considered a start-up corporation.  Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2014.

RESULTS OF OPERATIONS

Working Capital

	March 31, 2015 $	December 31, 2014 $
Current Assets	515	1,093
Current Liabilities	138,053	1,435,785
Working Capital Deficit	(137,538)	(1,434,692)

Cash Flows

	March 31, 2015 $	March 31, 2014 $
Cash Flows used in Operating Activities	(73)	(12,759)
Cash Flows from Financing Activities	–	16,200
Net Decrease in Cash During Period	(73)	3,441

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2015 were $81,494 compared with $108,860 for the three months ended March 31, 2014. The decrease in operating expenses was attributed to a decrease in consulting fees of $26,165 and professional fees of $7,850, offset by an increase in general and administrative fees of $6,649 for day-to-day operating costs.  The decrease to consulting fees is a result of the Company entering into settlement and mutual release agreements with three consultants at the beginning of March resulting in the termination of the consulting agreements compared to these consultants receiving a full three months of fees during the period ended March 31, 2014.

During the three months ended March 31, 2015, the Company recorded a net loss of $129,713 compared with a net loss of $170,989 for the three months ended March 31, 2014. In addition to the above, the Company incurred an increase of $5,453 of interest expense relating to debt balances offset by a decrease of $19,363 for loss on the change in fair value of derivatively liabilities.   The increase in interest expense is a result of the Company accreting the debt discount relating to the convertible debentures held. The decrease in the loss on the change in fair value of the derivative liabilities relates to the fact that the Company has converted $68,700 of the $108,000 convertible debentures outstanding as at March 31, 2014 leaving a balance of $39,300 as at March 31, 2015.

Liquidity and Capital Resources

As at March 31, 2015, the Company's cash balance was $nil compared to cash balance of $73 as at December 31, 2014. As at March 31, 2015, the Company's total assets were $515 compared to total assets of $1,093 as at December 31, 2014. The decrease in the total assets was attributed to the decrease of cash of $73 and a decrease of deferred financing costs of $505.

As at March 31, 2015, the Company had total liabilities of $138,053 compared with total liabilities of $1,435,785 as at December 31, 2014. The decrease in total liabilities is attributed to a decrease of account payable and accrued liabilities of $970,176, $685,328 of which pertained to trade accounts payable and $284,848 pertained to related party accounts payable and accrued liabilities as well as a decrease in due to related parties of $300,000, convertible debentures of $13,688 and derivative liabilities of $13,873. The decrease in accounts payable and accrued liabilities and due to related parties was the result of the Company issuing 522,435,496 common shares for the settlement of  $733,500 of accounts payable and accrued liabilities, $322,704 of accounts payable and accrued liabilities – related parties, and $300,000 of due to related parties. The decrease in both the convertible debentures and derivative liability is the result of the Company converting $68,700 of the $108,000 convertible debentures outstanding as at March 31, 2014 leaving a balance of $39,300 as at March 31, 2015.

As at March 31, 2015, the Company has a working capital deficit of $137,538 compared with working capital deficit of $1,434,692 at December 31, 2014 with the decrease in the working capital deficit attributed to the decreases in accounts payable and accrued liabilities, due to related parties, convertible debentures and derivative liabilities during the period as discussed above.

Cashflow from Operating Activities

During the three months ended March 31, 2015, the Company used $73 of cash for operating activities compared to the use of $12,759 of cash for operating activities during the three months ended March 31, 2014.  The decrease in the level of cash used for operating activities was due to the increase in non-cash accretion of debt discount, amortization of intangible assets, offset by an decrease in non-cash amortization of deferred financing costs and loss on change in fair value of derivative liability as well as the change in the level of accounts payable and accrued liabilities – related parties.

Cashflow from Financing Activities

During the three months ended March 31, 2015, the Company received $nil of proceeds from financing activities compared to $16,200 during the three months ended March 31, 2014. The decrease in proceeds from financing activities was due to the Company receiving proceeds of  $15,000 for the issuance of a convertible debenture and $1,200 from a related party during the three months ended March 31, 2014 compared to $nil received during the three months ended March 31, 2015.

Subsequent Developments

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

On April 1, 2015, the Company consented to the assignment of the February 18, 2014 and the October 4, 2013 convertible debentures.  According to the terms of the assignment agreement, the February 18, 2014 note was sold to the purchaser and simultaneously exchanged for a new note (the "New February Note").  In accordance with the exchange, The New February Note was deemed to have been issued February 18, 2014, and carried substantially the same terms as the original note, with the following exceptions: the New February bears 0% interest, and the overall ownership of the purchaser at any one moment shall be limited to 9.99% of the issued and outstanding shares of our common stock. The purchaser also entered into an agreement with original debenture holder, granting the purchaser the exclusive right to acquire the October 4, 2013 note, on or before May 7, 2015.

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

On April 6, 2015, the Company entered into a Common Stock Purchase Warrant agreement with a non-related party providing the holder the right to purchase shares of common stock of the Company by investing up to $50,000 into new shares of common stock at a price of $0.001 per share for a period of five years. This warrant agreement was negotiated as part of the draw-down convertible promissory note.

On April 10, 2015, the Company issued 149,844,444 common shares upon the issuance of $6,743 of principal of the February 18, 2014 convertible debenture.

On April 15, 2015, the Company entered into a draw-down convertible promissory note to a non-related party in the principal amount of up to $100,000. Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on October 15, 2016. The note is convertible into shares of common stock after the maturity date at a conversion rate of 50% of the average of the three lowest closing bid prices of the Company's common stock for the twenty trading days ending on the trading day the conversion notice is received by the Company.

On April 15, 2015, the Company issued 100,000 warrants to a non-related party. Each warrant entitles the holder to purchase one share of common stock at $0.001 per share until April 15, 2020. The warrants are subject to a cashless conversion feature at the election of the holder.

On April 23, 2015, the Company issued 164,977,778 common shares for the conversion of $7,424 of principal of the February 18, 2014 convertible debenture.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities. We are also exploring equity investment into the preferred shares of the Company.

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

ITEM 4.                CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2015, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.           RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.               EXHIBITS.

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Management Agreement between the Company and Mr. Mark Simon dated March 23, 2010.	10-K	4/07/10	10.1
10.2	Promissory Note issued to Newton Management Ltd. dated September 28, 2010.	8-K	10/08/10	10.1
10.3	Amended Management Agreement between the Company and Mr. Mark Simon dated October 1, 2010.	8-K	11/10/10	10.1
10.4	Investors Relations Services Agreement with Blue Chip IR dated October 1, 2010.	10-Q	11/15/10	10.3
10.5	Share Exchange Agreement with AmeriSure Pharmaceuticals LLC dated May 13, 2011.	8-K	5/16/11	10.1
10.6	Promissory Note to Amerisure Pharmaceuticals, LLC dated June 20, 2011.	8-K	6/29/11	10.1
10.7	Promissory Note to Serik Enterprises, Inc.	8-K	8/12/11	10.1
10.8	Settlement Agreement with Vail International Ltd.	8-K	8/12/11	10.2
10.9	Settlement Agreement with Newton Management Ltd.	8-K	8/12/11	10.3
10.10	Settlement Agreement with Mark Simon.	8-K	8/12/11	10.4
10.11	Settlement Agreement with Carrillo Huettel, LLC.	8-K	8/12/11	10.5
10.12	Asset Acquisition Agreement.	8-K	8/17/11	10.1
10.13	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.14	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.15	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.16	Intellectual Property License Agreement with Hillwinds Energy Development Corporation.	10-K	4/16/12	10.1
10.17	Exclusivity and Feasibility Study Agreement with City of Saint John.	8-K	12/05/12	10.1
10.18	Intellectual Property License Agreement with Hillwinds Energy Development Corporation dated December 10, 2012.	8-K	12/12/12	10.1
10.19	Consulting Agreement with The Holden Group.	8-K	1/03/13	10.1
10.20	Restructuring Agreement with Dennis Holden.	8-K/A	2/14/13	10.1
10.21	Restructuring Agreement with Stephen Walker.	8-K/A	2/14/13	10.2
10.22	Restructuring Agreement with Lance Warren.	8-K/A	2/14/13	10.3
10.23	Exchange Agreement with Denali Equity Group, LLC.	10-Q	5/20/15	10.23	X
14.1	Code of Ethics.	10-K	3/29/11	14.1
21.1	List of subsidiaries	S-1/A-1	1/17/13	21.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Subscription Agreement.	S-1/A-1	1/17/13	99.1
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension – Schema.
101.CAL	XBRL Taxonomy Extension – Calculations.
101.LAB	XBRL Taxonomy Extension – Labels.
101.PRE	XBRL Taxonomy Extension – Presentation.
101.DEF	XBRL Taxonomy Extension – Definition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of May, 2015.

HDS INTERNATIONAL CORP.
(the "Registrant")

BY:	PAUL RAUNER
Paul Rauner
President

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Description of Exhibit	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Management Agreement between the Company and Mr. Mark Simon dated March 23, 2010.	10-K	4/07/10	10.1
10.2	Promissory Note issued to Newton Management Ltd. dated September 28, 2010.	8-K	10/08/10	10.1
10.3	Amended Management Agreement between the Company and Mr. Mark Simon dated October 1, 2010.	8-K	11/10/10	10.1
10.4	Investors Relations Services Agreement with Blue Chip IR dated October 1, 2010.	10-Q	11/15/10	10.3
10.5	Share Exchange Agreement with AmeriSure Pharmaceuticals LLC dated May 13, 2011.	8-K	5/16/11	10.1
10.6	Promissory Note to Amerisure Pharmaceuticals, LLC dated June 20, 2011.	8-K	6/29/11	10.1
10.7	Promissory Note to Serik Enterprises, Inc.	8-K	8/12/11	10.1
10.8	Settlement Agreement with Vail International Ltd.	8-K	8/12/11	10.2
10.9	Settlement Agreement with Newton Management Ltd.	8-K	8/12/11	10.3
10.10	Settlement Agreement with Mark Simon.	8-K	8/12/11	10.4
10.11	Settlement Agreement with Carrillo Huettel, LLC.	8-K	8/12/11	10.5
10.12	Asset Acquisition Agreement.	8-K	8/17/11	10.1
10.13	Promissory Note with Hillwinds Ocean Energy, LLC.	8-K	8/17/11	10.2
10.14	Settlement Agreement and General Mutual Release with Serik Enterprises, Inc.	10-Q	11/21/11	10.14
10.15	Draw Down Convertible Promissory Note.	10-Q	11/21/11	10.15
10.16	Intellectual Property License Agreement with Hillwinds Energy Development Corporation.	10-K	4/16/12	10.1
10.17	Exclusivity and Feasibility Study Agreement with City of Saint John.	8-K	12/05/12	10.1
10.18	Intellectual Property License Agreement with Hillwinds Energy Development Corporation dated December 10, 2012.	8-K	12/12/12	10.1
10.19	Consulting Agreement with The Holden Group.	8-K	1/03/13	10.1
10.20	Restructuring Agreement with Dennis Holden.	8-K/A	2/14/13	10.1
10.21	Restructuring Agreement with Stephen Walker.	8-K/A	2/14/13	10.2
10.22	Restructuring Agreement with Lance Warren.	8-K/A	2/14/13	10.3
10.23	Exchange Agreement with Denali Equity Group, LLC.	10-Q	5/20/15	10.23	X
14.1	Code of Ethics.	10-K	3/29/11	14.1
21.1	List of subsidiaries	S-1/A-1	1/17/13	21.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Subscription Agreement.	S-1/A-1	1/17/13	99.1
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension – Schema.
101.CAL	XBRL Taxonomy Extension – Calculations.
101.LAB	XBRL Taxonomy Extension – Labels.
101.PRE	XBRL Taxonomy Extension – Presentation.
101.DEF	XBRL Taxonomy Extension – Definition.