Form 10-Q/A
period 2015-03-31
HDS INTERNATIONAL CORP.
filed 2015-06-03
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐     NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 13, 2014, there were 1,814,822,222 shares of the registrant's $0.001 par value common stock issued and outstanding.

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2015 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities on this 2nd day of June, 2015.

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