Form 10-Q
period 2015-06-30
HDS INTERNATIONAL CORP.
filed 2016-05-03
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53949

HDS INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)

2130 N. Lincoln Park West, Suite 8N
Chicago, IL 60614
(Address of principal executive offices)

(773) 698-6047
 (Registrant's telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X]NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2015, there were 1,948,756,889 shares of the registrant's $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

HDS International Corp. (A Development Stage Company)
June 30, 2015
Index
Balance Sheets (unaudited)	5
Statements of Operations (unaudited)	6
Statements of Cash Flows (unaudited)	7
Notes to the Financial Statements (unaudited)	8

HDS International Corp
(A Development Stage Company)
Balance Sheets
(Expressed in U. S. Dollars
	June 30,	December 31,
	2015	2014
	(Unaudited)

ASSETS
Current Assets
Cash	$-	$73
Current Portion of deferred financing costs	-	1,020

Total Current Assets	-	1,093

Total Assetrs	$-	$1,093

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accountspayable and accrued liabilities	$89,956	$728,581
Accountspayable and accrued liabilities - related party	6,670	304,962
Due to related parties	-	300,000
Convertible debentures, net of unamortized discount of $0 and $36,088. respectively	115,000	31,952
Derivative liability	56,417	70,290

Total Current Liabilities	268,043	1,435,785

Convertible debentures	50,000

Total Liabilities	318,043	1,435,785

Stockholders' Deficit

Class A Preferred Stock
Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 7,500,000 shares	7,500	7,500

Class B Preferred Stock
Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 15,839,300 and 0 shares, respectively	15,839	-

Common Stock
Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 1,995,290,000 and 571,564,504 shares, respectively	1,995,290	571,564

Additional paid-in capital	309,592	296,785
Accumulated deficit	(2,646,264)	(2,310,541)

Total Stockholders' deficit	(318,043)	(1,434,692)

Total liabilities and stockholders' deficit	$-	$1,093

The accompanying notes are an integral part of these consolidated financial statements

HDS International Corp
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U. S. Dollars
(unaudited)
	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating Expenses

Consulting fees	28,859	96,000	98,694	192,000
General and administrative	119,516	926	127,925	2,686
Profeesionsl fees	42,250	10,380	45,500	21,480
Transfer agent fees	-	20	-	20

Total Operating Expenses	190,625	107,326	272,119	216,186

Net Loss Before Other Expenses	(190,625)	(107,326)	(272,119)	(216,186)

Other Expenses

Interest expense	8,144	27,035	30,974	44,412
Loss on Change in fair value of derivitive liability	7,241	41,691	32,630	86,443

Total Other Expenses	15,385	68,726	63,604	130,855

Net Loss	$(206,010)	$(176,052)	$(335,723)	$(347,041)

Net Loss Per Share, Basic and Diluteded	$-	$-	$-	$-

Weigted Average Shares Outstanding	1,995,290,000	384,926,783	1,549,334,532	381,086,267

The accompanying notes are an integral part of these consolidated financial statements

HDS International Corp
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U. S. Dollars
(unaudited)
	For the Six	For the Six
	June 30,	Months
	Ended	Ended
	June 30,	June 30,
	2015	2014

Operating Activities

Net Loss	$(335,723)	$(347,041)

Adjustment to reconcile net loss to
net cash used in operating activities

Accretion of debt discount	15,052	21,665
Amortixation of deferred financing costs	1,020	3,136
Loss on change in fair value of derivitive liability	32,630	86,443

Changes in operating asstes and liabilities

Accounts payable and accrued liabilities	77,991	138,664
Accounts payable and accrued liabilities-related parties	43,957	74,877

Net Cash Provided by (Used in) Operating Activities	(165,073)	(22,256)

Financing activities

Proceeds from Convertible debenturee, net of financing costs	165,000	15,000
Proceeds from related parties	-	4,218

Net Cash Provided by (Used in) Financing activities	165,000	19,218

Change in Cash	(73)	(3,038)

Cash, Beginning of Period	73	3,371

Cash, End of period	$-	$333

The accompanying notes are an integral part of these consolidated financial statements

  HDS International Corp.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

HDS International Corp. (the "Company") was incorporated on November 3, 2008 under the laws of the State of Nevada. The Company plans to engage in the business of providing emergency management services through a license agreement. A substantial portion of the Company's activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any revenue to date.

           On Junene 11, 2012, HDS Energy and Ecosystems NB, Ltd., the Company's wholly owned subsidiary, was incorporated in the Province of New Brunswick, Canada to manage the operations and other business development efforts. In March of 2015 the wholly owned subsidiary was spun off as a result asset purchase agreement with SirenGPS.

            Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of June 30, 2015, the Company had a working capital deficiency of $268,043 and an accumulated deficit of $2,464,264. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding  the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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
The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive  potential shares if their effect is anti-dilutive. At June 30, 2015, the Company had 1,650,000,000 (December 31, 2014 – 1,572,180,000) potentially dilutive shares from outstanding convertible debentures.

j)	Interim Financial Statements
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
ASC 220, Comprehensive Income , establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2015 and December 31, 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's balance sheet as at June 30, 2015 and December 31, 2014 as follows:

	Balance,	New		Changes in	Balance,
	December 31, 2014	Issuances	Conversions	Fair Values	June 30, 2015

Derivative Liability	$70,290	-	$(64,767)	$50,894	$56,417

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
The Company has limited operations and is considered to be in the development stage. During the period ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination  of Certain Financial Reporting Requirements . The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities , which clarifies which instruments and transactions are subject to the offsetting  disclosure  requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze  the  most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on the Company's consolidated financial statements.

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

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the period ended September 30, 2015, the Company had amortized $590 (December, 31, 2014 - $1,038) of the debt discount to interest expense. As at June 30, 2014, the carrying value of the debenture was $590 (December, 31, 2014 - $1,038).

HDS International Corp.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

3.	Convertible Debentures (continued)

b)
On April 15, 2015, the Company entered into a $100,000 convertible debenture with a non-related party. During the quarter ended June 30, 2015 The Company received the first $50,000 payment.  The remaining $50,000 payment will be made at the request of the borrower.  No additional payments have been made as of June 30, 2015.  Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on October 16, 2016. The note is convertible into shares of common stock any time after the maturity date at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at June 30, 2015, the Company recorded accrued interest of $1,041 (December, 31, 2014 $0), which has been included in accounts payable and accrued liabilities.

c)
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

d)
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

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Notes 3(a) and 3(b) in accordance with ASC 815, Derivatives and Hedging . The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date  with corresponding gains and losses recorded in the consolidated statement of operations. During the period ended June 30, 2015 , the Company recorded a loss on the change in fair value of derivative liability of $ 32,630 ( December, 31, 2014 - $78,680 ). As at June 30,  2015 , the Company recorded a derivative liability of $ 56,417 ( December, 31, 2014 - $70,290).

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended June 30, 2015 and December 31, 2014 :

a)	The underlying stock price of $0.0014 was used as the fair value of the common stock as at December 31, 2014.
b)	The underlying stock price of $0.0013 was used as the fair value of the common stock as at June 30, 2015.
c)	The Holder would redeem based on availability of alternative financing 0% of the time increasing 1.0% monthly to a maximum of 10%.
d)	The Holder would automatically convert the note at maturity if the registration (after 120 days) was effective and the Company is not in default.
e)
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

f)	An event of default would occur 0% of the time, increasing to 1.0% per month to a maximum of 5%. To date, the debenture is not in default nor converted by the Holder.

A summary of the activity of the derivative liability is shown below:

Balance, December 31, 2013	$45,521
Derivative loss due to new issuances	105,816
Adjustment for conversion	(59,911)
Mark to market adjustment	(27,136)
Balance, December 31, 2014	70,290
Adjustment for conversion	(64,767)
Mark to market adjustment	50,894
Balance, June 30, 2015	$56,417

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

c)
On March 5, 2015, the Company issued 342,150,496 common shares with a fair value of $68,430 for the settlement of $300,000 of principal and $107,479 of accrued interest owing to a company controlled by the former President and CEO of the Company. The transaction resulted in a gain on settlement of debt of $339,049 which was recorded against additional paid-in capital. Refer to Note 7 (a).

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

g)
During the period ended June 30, 2015 the Company issued 495,290,000 common shares for the conversion of $25,505 of Principal and interest of the February convertible debenture. As the conversions were within the terms of the agreement, no additional gain or loss was recognized as a result of the conversion.

h)
On April 3, 2015, SirenGPS, Inc., and Hillwinds Ocean Energy, LLC, agreed to convert 200,000,000 shares of common stock, and 222,000,000 shares of common stock owned by them into 1,050,000 shares of Class B Preferred Stock, and 1,165,000 shares of Class B  Preferred Stock, respectively, in order to facilitate the closing of the other transactions herein described.

6.	Preferred Stock

a)
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

b)	On April 3, 2015, The Company issued 2,215,000 shares of Class B Preferred Stock, see Note 5 (h) above.

HDS International Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (expressed in U.S. dollars)

7.	Related Party Transactions

a)
As at June 30, 2015, the Company owes $570 (December 31, 2014 – $0) to the President and CEO of the Company for reimbursement of expenses which has been included in accounts payable and accrued liabilities – related parties.  The amount owing is unsecured, non-interest bearing, and due on demand.

b)
As at June 30, 2015, the Company owes $6,100 (December 31, 2014 – $0) to the President and CEO of the Company for reimbursement of expenses which has been included in accounts payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

    8.       Subsequent Events

a)
On December 3, 2015, the Company launched a private placement of Series B shares to raise monies in order to close the asset purchase agreement signed with CMG Holdings Group, Inc.’s majority-owned subsidiary Good Gaming, Inc. announced the prior month.  A minimum threshold of $300,000 was required under the agreement as a condition to close.  That threshold was not reached by year-end 2015, though commitments for a substantial portion of the round were received on or around December 22, 2015.

b)
On November 15, 2015, entered an asset purchase agreement signed with CMG Holdings Group, Inc. to purchase the assets of Good Gaming, Inc. The assets purchase agreement was not closed until February of 2016 due to not meeting the threshold mentioned above..

c)
On or around February 18, 2016, a special meeting of the shareholders of the Company was called to change the name of the Company to “Good Gaming, Inc.”  The Company subsequently effected the name change with the Secretary of State of Nevada and has submitted an application to FINRA for a name change and ticker change, both of which are pending with a requirement that the Company bring its SEC filings current.

d)
On or around February 18, 2016, a minimum funding threshold had been achieved by CMG on behalf of the Good Gaming transaction.  Therefore, CMG sold Good Gaming’s assets including intellectual property, software code, computer equipment, brand name and trademarks to the Company.

e)
On or around February 18, 2016, the Company executed a settlement agreement with a lender which lowered their amounts due from approximately $100,000 to $25,000 and fixed its conversion price.  Additionally, as part of the agreement, the lender funded $100,000 new monies to the Company.  Separately, management has negotiated the purchase of a second lender’s debt for $50,000 and aims to consummate that transaction as soon as possible.

f)
On or around February 18, 2016, management terminated plans to use a previously filed form 14C to effectuate a share increase to 10 billion, a reverse split of 1-30, and approve 50 billion share stock option plan.

g)
On or around February 18, 2016, Paul Rauner resigned his positions of CEO and Director.  Additionally, a special meeting of the shareholders of the Company was called, at which time they appointed Vikram Grover to the same positions.

h)
On or around February 22, 2016, a special meeting of the shareholders of the Company was called to appoint Barbara Laken and David Dorwart to the Board of Directors and to appoint Barbara Laken as the Company’s Corporate Secretary.

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of  those  terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward- looking statements for any reason.

We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2014.

RESULTS OF OPERATIONS

Working Capital

	June 30,	December 31,
	2015	2014

Current Assets	$-	$1,093
Current Liabilities	268,043	1,435,785
Working Capital (Deficit)	(268,043)	(1,434,692)

Cash Flows

	June 30,	September 30,
	2015	2014

Cash Flows from (used in) Operating Activities	$(73)	$(12,759)
Cash Flows from (used in) Financing Activities	-	16.000
Net Increase (decrease) in Cash During Period	(73)	3,441

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2015 were $190,625 compared with $107,326 for the three months ended June 30, 2014. The increase in operating expenses was attributed to a decrease in consulting fees of $67,141 and transfer agent fees of $20  offset by an increase in professional fees of $31,870 and an increase in general and administrative fees of $118,590 for day-to-day operating costs. For the six months ended June  30, 2015 the Company incurred operating expenses of $272,119 compared with $216,186 for the six months ended June 30, 2014. The increase in operating expenses was attributed to a decrease in consulting fees of $93,306 and transfer agent fees of  $20 offset by an increase in professional fees of $24,020 and an increase in general and administrative fees of $125,239.

During the six months ended June 30, 2015, the Company recorded a net loss of $335,723 compared with net loss of $347,041 for the six months ended June 30, 2014. In addition to the above, the Company incurred $30,974 of interest expense relating to debt balances and $32,630 for loss on the change in fair value of derivatively liabilities.

Liquidity and Capital Resources

As at June 30, 2015, the Company's cash balance was $0 compared to cash balance of $73 as at December 31, 2014. As at June 30, 2015, the Company's total assets were $0 compared to total assets of $1,093 as at December 31, 2014. The decrease in the cash balance and total assets was attributed to the use of cash for operations.

As at June 30, 2015, the Company had total liabilities of $318,043 compared with total liabilities of $1,435,785 as at December 31, 2014. The decrease in total liabilities is attributed to a decrease of account payable and accrued liabilities of $936,917, $638,625 of which pertained to trade accounts payable and $298,292 pertained to related party accounts payable and accrued liabilities as well as an increase in convertible debentures of $58,048 and a decrease in derivative liabilities of $13,873.

As at June 30, 2015, the Company has a working capital deficit of $268,043 compared with working capital deficit of $1,434,692 at December 31, 2014 with the decrease in the working capital deficit attributed to the decreases in accounts payable and accrued liabilities, convertible debentures and derivative liabilities during the period as discussed above.

Cashflow from Operating Activities

During the six months ended June 30, 2015, the Company used $165,073 of cash for operating activities compared to the use of $22,246 of cash for operating activities during the six months ended June 30, 2014.  The decrease in the level of cash used for operating activities was due to the increase in non-cash accretion of debt discount, amortization and deferred financing costs and loss on change in fair value of derivative liability as well as the change in the level of accounts payable and accrued liabilities – related parties offset by an increase in net loss as well as the change in the level of accounts payable and accrued liabilities.

Cashflow from Financing Activities

During the six months ended June 30, 2015, the Company received $165,000 of proceeds from financing activities compared to $19,218 during the six months ended June 30, 2015.

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

ITEM 6.                    EXHIBITS.

		Incorporated by reference				Filed
Number	Description of Exhibit	Form	Date	Number		herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1	a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Promissory Note issued to HGT Capital LLC. dated	8-K	04/21/1515	10.1
	April 15, 2015.
14.1	Code of Ethics.	10-K	3/29/11	14.1
21.1	List of subsidiaries	S-1/A-1	1/17/13	21.1
31.1	Certification of Principal Executive Officer and Principal Financial					X
	Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer					X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension – Schema.
101.CAL	XBRL Taxonomy Extension – Calculations.
101.LAB	XBRL Taxonomy Extension – Labels.
101.PRE	XBRL Taxonomy Extension – Presentation.
101.DEF	XBRL Taxonomy Extension – Definition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 3rd day of May, 2016.

HDS INTERNATIONAL CORP.
(the "Registrant")

BY:	VIKRAM GROVE
Vikram Grover
President, Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer