Form 10-Q
period 2015-09-30
HDS INTERNATIONAL CORP.
filed 2016-05-03
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2015, there were 1,995,290,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

HDS International Corp. (A Development Stage Company)
September 30, 2015
Index
Balance Sheets (unaudited)	5
Statements of Operations (unaudited)	6
Statements of Cash Flows (unaudited)	7
Notes to the Financial Statements (unaudited)	8

HDS International Corp
(A Development Stage Company)
Balance Sheets
(Expressed in U. S. Dollars
	September 30,	December 31,

	2015	2014
	(Unaudited)

ASSETS
Current Assets
Cash	$-	$73
Current Portion of deferred financing costs	-	1,020

Total Current Assets	-	1,093

Total Assetrs	$-	$1,093

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accountspayable and accrued liabilities	$94,219	$728,581
Accountspayable and accrued liabilities - related party	6,670	304,962
Due to related parties	-	300,000
Convertible debentures, net of unamortized discount of $0 and $36,088. respectively	115,000	31,952
Derivative liability	56,417	70,290

Toital Current Liabilities	272,306	1,435,785

Convertible debentures, long-term	50,000

Total Liabilities	322,306	1,435,785

Stockholders' Deficit

Class A Preferred Stock
Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 7,500,000 shares	7,500	7,500

Class B Preferred Stock
Authorized: 20,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 15,839,300 and 0 shares, respectively	15,839	-

Common Stock
Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 1,995,290,000 and 571,564,504 shares, respectively	1,995,290	571,564

Additional paid-in capital	309,592	296,785
Accumulated deficit	(2,650,527)	(2,310,541)

Total Stockholders' deficit	(322,306)	(1,434,692)

Total liabilities and stockholders' deficit	$-	$1,093

The accompanying notes are an integral part of these consolidated financial statements

HDS International Corp
(A Development Stage Company)
Statements of Operations
(Expressed in U. S. Dollars
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating Expenses

Consulting fees	-	96,000	98,694	288,000
General and administrative	-	170	127,925	2,856
Profeesionsl fees	-	5,060	45,500	26,540
Transfer agent fees	-	-	-	20

Total Operating Expenses	-	101,230	272,119	317,416

Net Loss Before Other Expenses	-	(101,230)	(272,119)	(317,416)

Other Expenses

Interest expense	4,263	26,601	35,237	71,013
Loss on Change in fair value of derivitive liability	-	(7,580)	32,630	78,863

Total Other Expenses	4,263	19,021	67,867	149,876

Net Loss	$(4,263)	$(120,251)	$(339,986)	$(467,292)

Net Loss Per Share, Basic and Diluteded	$-	$-	$-	$-

Weigted Average Shares Outstanding	2,539,655,996	385,744,507	1,549,334,532	377,035,865

The accompanying notes are an integral part of these consolidated financial statements

HDS International Corp
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U. S. Dollars
(Unaudited)

	For the nine	For the nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2015	2014

Operating Activities

Net Loss	$(339,986)	$(467,292)

Adjustment to reconcile net loss to
net cash used in operating activities

Accretion of debt discount	15,052	36,950
Amortixation of deferred financing costs	1,020	4,754
Loss on change in fair value of derivitive liability	32,630	78,863

Changes in operating asstes and liabilities

Accounts payable and accrued liabilities	82,254	206,110
Accounts payable and accrued liabilities-related parties	43,957	112,439

Net Cash Provided by (Used in) Operating Activities	(165,073)	(28,176)

Financing activities

Proceeds from Convertible debenturee, net of financing costs	165,000	15,000
Proceeds from related parties	-	9,968

Net Cash Provided by (Used in) Financing activities	165,000	24,968

Change in Cash	(73)	(3,208)

Cash, Beginning of Period	73	3,371

Cash, End of period	$-	$163

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
          Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of September 30, 2014, the Company had a working capital deficiency of $272,306, and an accumulated deficit of $2,650,527. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding  the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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
The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive  potential shares if their effect is anti-dilutive. At September 30, 2015, the Company had 52,569,000 (December 31, 2014 – 1,572,180,000) potentially dilutive shares from outstanding convertible debentures.

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
ASC 220, Comprehensive Income , establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2015 and December 31, 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's balance sheet as at September 30, 2015 and December 31, 2014 as follows:

	Balance,	New		Changes in	Balance,
	December 31, 2014	Issuances	Conversions	Fair Values	Septemberer 30, 2015

Derivative Liability	$70,290	-	$(64,767)	$50,894	$56,417

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

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the period ended September 30, 2015, the Company had amortized $590 (December, 31, 2014 - $1,038) of the debt discount to interest expense. As at September 30, 2014, the carrying value of the debenture was $590 (December, 31, 2014 - $1,038).

HDS International Corp.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

3.	Convertible Debentures (continued)

b)
On April 15, 2015, the Company entered into a $100,000 convertible debenture with a non-related party. During the quarter ended June 30, 2015 The Company received the first $50,000 payment.  The remaining $50,000 payment will be made at the request of the borrower.  No additional payments have been made as of June 30, 2015.  Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on October 16, 2016. The note is convertible into shares of common stock any time after the maturity date at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at September 30, 2015, the Company recorded accrued interest of $1,041 (December, 31, 2014 $0), which has been included in accounts payable and accrued liabilities.

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

f)	An event of default would occur 0% of the time, increasing to 1.0% per month to a maximum of 5%. To date, the debenture is not in default nor converted by the Holder.

A summary of the activity of the derivative liability is shown below:

Balance, December 31, 2013	$45,521
Derivative loss due to new issuances	105,816
Adjustment for conversion	(59,911)
Mark to market adjustment	(27,136)
Balance, December 31, 2014	70,290
Adjustment for conversion	(64,767)
Mark to market adjustment	50,894
Balance, September 30, 2015	$56,417

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

a)
As at September 30, 2015, the Company owes $570 (December 31, 2014 – $0) to the President and CEO of the Company for reimbursement of expenses which has been included in accounts payable and accrued liabilities – related parties.  The amount owing is unsecured, non-interest bearing, and due on demand.

b)
As at September 30, 2015, the Company owes $6,100 (December 31, 2014 – $0) to the President and CEO of the Company for reimbursement of expenses which has been included in accounts payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31,
	2015	2014

Current Assets	$-	$1,093
Current Liabilities	272,306	1,435,785
Working Capital (Deficit)	(272,306)	(1,434,692)

Cash Flows

	September 30,	September 30,
	2015	2014

Cash Flows from (used in) Operating Activities	$(73)	$(12,759)
Cash Flows from (used in) Financing Activities	-	16.000
Net Increase (decrease) in Cash During Period	(73)	3,441

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2015 were $0 compared with $101,230 for the three months ended September 30, 2014. The decrease in operating expenses was attributed to a decrease in consulting fees of $96,000, and professional fees of $5,060 and a decrease in general and administrative fees of $170 for day-to-day operating costs. For the nine months ended September 30, 2015 the Company incurred operating expenses of $272,119 compared with $317,416 for the nine months ended September 30, 2014. The decrease in operating expenses was attributed to a decrease in consulting fees of $189,306 and transfer agent fees of $20 offset by an increase in general and administrative fees of $125,069 and Professional fees of $18,960.

During the nine months ended September 30, 2015, the Company recorded a net loss of $339,986 compared with net loss of $467,292 for the nine months ended September 30, 2014. In addition to the above, the Company incurred $35,237 of interest expense relating to debt balances and $32,630 for loss on the change in fair value of derivatively liabilities.

Liquidity and Capital Resources

As at September 30, 2015, the Company's cash balance was $0 compared to cash balance of $73 as at December 31, 2014. As at June 30, 2015, the Company's total assets were $0 compared to total assets of $1,093 as at December 31, 2014. The decrease in the cash balance and total assets was attributed to the use of cash for operations.

As at September 30, 2015, the Company had total liabilities of $322,306 compared with total liabilities of $1,435,785 as at December 31, 2014. The decrease in total liabilities is attributed to a decrease of account payable and accrued liabilities of $916,918, $634,362 of which pertained to trade accounts payable and $298,292 pertained to related party accounts payable and accrued liabilities as well as an increase in convertible debentures of $165,000 and a decrease in derivative liabilities of $13,873.

As at September 30, 2015, the Company has a working capital deficit of $272,306 compared with working capital deficit of $1,434,692 at December 31, 2014 with the decrease in the working capital deficit attributed to the decreases in accounts payable and accrued liabilities, convertible debentures and derivative liabilities during the period as discussed above.

Cashflow from Operating Activities

During the nine months ended September 30, 2015, the Company used $165,073 of cash for operating activities compared to the use of $28,176 of cash for operating activities during the nine months ended September 30, 2014.  The decrease in the level of cash used for operating activities was due to the increase in non-cash accretion of debt discount, amortization and deferred financing costs and loss on change in fair value of derivative liability as well as the change in the level of accounts payable and accrued liabilities – related parties offset by an increase in net loss as well as the change in the level of accounts payable and accrued liabilities.

Cashflow from Financing Activities

During the nine months ended September 30, 2015, the Company received $165,000 of proceeds from financing activities compared to $24,968 during the nine months ended September 30, 2015.

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