Form 10-Q/A
period 2015-06-30
HDS INTERNATIONAL CORP.
filed 2016-05-04
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

Explanatory Note

HDS International Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on May 3, 2015 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL INSTANCE DOCUMENTS
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.                    EXHIBITS.

		Incorporated by reference				Filed	Filed
Number	Description of Exhibit	Form	Date	Number		with original 10-Q	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1	a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Promissory Note issued to HGT Capital LLC. dated	8-K	04/21/1515	10.1
	April 15, 2015.
14.1	Code of Ethics.	10-K	3/29/11	14.1
21.1	List of subsidiaries	S-1/A-1	1/17/13	21.1
31.1	Certification of Principal Executive Officer and Principal Financial					X
	Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer					X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.						X
101.SCH	XBRL Taxonomy Extension – Schema.						X
101.CAL	XBRL Taxonomy Extension – Calculations.						X
101.LAB	XBRL Taxonomy Extension – Labels.						X
101.PRE	XBRL Taxonomy Extension – Presentation.						X
101.DEF	XBRL Taxonomy Extension – Definition.						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 4th day of May, 2016.

HDS INTERNATIONAL CORP.
(the "Registrant")

BY:	VIKRAM GROVE
Vikram Grover
President, Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer