Form 10-Q/A
period 2015-09-30
HDS INTERNATIONAL CORP.
filed 2016-05-04
CIK 1454742

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

Explanatory Note

HDS International Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on May 3, 2015 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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