Form 10-K
period 2015-12-31
HDS INTERNATIONAL CORP.
filed 2016-05-26
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2015

Commission File Number: 000-53949

HDS International Corp.
(Exact name of registrant as specified in its charter)

Nevada		26-3988293
(State or other jurisdiction of incorporation)		(IRS Employer Identification Number)

2130 N. Lincoln Park West, Suite 8N
Chicago, Illinois		60614
(Address of principal executive offices and Zip Code)		(Zip Code)

(773) 698-6047
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:		Securities registered pursuant to section 12(g) of the Act:
NONE		COMMON STOCK

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO  [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2015: $598,587.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,995,290,000 as of December 31, 2015.

Table of Content

PART I

ITEM 1.	BUSINESS.

General

Previously HDS International, Inc. (the "Company", "we", or "us") was a green technology company providing renewable energy and eco-sustainability solutions as well as an emergency management solutions company. On February 18, 2016, we changed the focus of our business to become a leading tournament gaming platform and online destination targeting the over 205 million eSports players and participants worldwide that want to compete at the high school or college level.   We are a developmental stage business, have not generated any revenues to date and have a history of operating losses.

We were incorporated November 3, 2008 under the laws of the State of Nevada, to engage in providing certain business services.

On August 16, 2011, we entered into an Asset Acquisition Agreement (the "Agreement") with Hillwinds Ocean Energy, LLC, a privately held consulting company ("HOEL"), under which we acquired from HOEL certain of HOEL's assets, including a certain license relating to technologies for gas exchange, carbon dioxide capture and sequestration, algae biomass production and other renewable energy and eco- sustainability applications.

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

On April 1, 2015, we entered into a transaction with Iconic Holdings, LLC (the "Purchaser"), whereby Iconic Holdings agreed to provide up to $600,000 through a structured convertible promissory note (the "Note"), with funds to be received in tranches. The note bears interest of 10% and is due April 1, 2016. The initial proceeds of $40,000 was received on April 9, 2015, with $30,000 remitted and delivered to us, $4,000 retained by the Purchaser as an original issue discount, and $6,000 retained by the Purchaser for legal expenses.  The Purchaser had the right to convert the outstanding principal amount and interest under the Note in whole or in part into shares of common stock at a price equal to 50% of the average of the lowest three end of day closing prices of the Company's common stock during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.  The Purchased had the right to prepay according to a schedule: Between 1 and 90 days from the date of execution, the Note may be prepaid  for 135% of face value plus accrued interest. Between 91 and 180 days from the date of execution, the Note may be prepaid for 145% of face value plus accrued interest. After 180 days from the date of execution until the Due Date, the Note may not be prepaid without written consent from the Purchaser.  This agreement was terminated through a settlement and restructuring agreement with the Purchaser in February 2016.

Table of Content

On April 1, 2015, we consented to the further assignment of the February 18, 2014 and the October 4, 2013 Asher Notes, which were initially assigned to JABRO. The April 8, 2015 assignment assigned the notes to the Purchaser. According to the terms of the April 8, 2015 assignment agreement, the February 18, 2014 note was sold to the Purchaser and simultaneously exchanged for a new note (the "New February Note"). In accordance with the exchange, The New February Note was deemed to have been issued February 18, 2014, and carried substantially the same terms as the original note, with the following exceptions: the New February Note bears 0% interest, and the overall ownership of the Purchaser at any one moment shall be limited to 9.99% of the issued and outstanding shares of our common stock. The Purchaser also entered into an agreement with JABRO, granting the Purchaser the exclusive right to purchase the October 4, 2013 note, on or before May 7, 2015. This agreement was terminated through a settlement and restructuring agreement with the Purchaser in February 2016.

On April 2, 2015, we entered into an equity line of credit agreement (ELOC) with the Purchaser that allows us to "put" shares to the  Purchaser at a 20% discount to the lowest trading price over the five consecutive trading days immediately succeeding the applicable Put Notice Date. This agreement was terminated through a settlement and restructuring agreement with the Purchaser in February 2016.

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

On February 18, 2016, the Company acquired Good Gaming, Inc. from CMG Holdings Group, Inc. (OTCQB: CMGO).  On that date, the Company’s former CEO, Paul Rauner, resigned. And the Company appointed Vik Grover to the positions of CEO and Director. Vik Grover is a former Wall Street analyst and investment banker with 20 years' experience in telecommunications, media and technology.  In addition, Barbara Laken and David Dorwart were elected by the majority shareholders to the Company's Board of Directors.  Ms. Laken is a former teacher, with experience creating specialized formats for advanced placement and special needs programs, with emphasis on systems management and curriculum development. A published novelist and co-author of an optioned screenplay. Mr. Dorwart is the Co-Founder and Chairman of Assist Wireless, Inc., a provider of lifeline wireless services to tens of thousands of subscribers primarily in the Midwest.

    On May 4, 2016 the Company announced that it has completed its first closed public beta testing of their 2.0 tournament platform to determine the functionality, speed, ease of use, and accuracy of the system and are preparing to enter into full-blown production.

The Good Gaming platform was established in early 2014 by the founding members who had recognized the need that hundreds of millions of gamers worldwide have a desire to play games at a competitive level.  The founders recognized that while professional eSports was quickly establishing itself, there were no structure or organizations on a large scale for amateur gamers.

Good Gaming is effectively building the equivalent infrastructure of High School and College Athletics for the rapidly growing eSports industry.  Good Gaming is designed to be the gateway for amateur eSports athletes to compete at the semi-professional level, improve their gaming skills, and interact with veteran gamers globally in a destination site and social networking framework.

Good Gaming differs from the professional level of eSports industries by focusing on the 205 million plus gamers that fall below the professional level and above the casual gamer, classified as “amateurs”.  Good Gaming also differs from other direct and indirect competitors by being the first to offer multi-game, multi-console services at the amateur eSports level.  The Company is not exclusive to any one vendor of hardware or software titles.

Good Gaming held one of the largest pay-to-play online tournaments in history in December 2014 based on Activision Blizzard’s title Hearthstone: Heroes of Warcraft.  The tournament attracted 300,000 unique visitors, over 1,250+ paying members and increased overall memberships in Good Gaming from 1,000 to over 15,000 members.  In 2015, the Company spent an entire year refining its platform and preparing for a more sustainable business plan that could infinitely scale.  In 2016, the Company completed its 2.0 tournament platform and, as a result, has run dozens of robotic internal test tournaments and held numerous free-to-play tournaments of increasing size with its partner, The Syndicate, the owner of the world’s longest running online gaming guild with 1,200 members worldwide.  Good Gaming also conducted two closed public beta tournaments of hundreds of participants in May 2016 in order to fully vet the system.  After making roughly 100 fixes and changes to the system, it now runs flawlessly.  The system is designed to scale to 512,000 concurrent competitors.

Technology

With Good Gaming’s proprietary technology platform, which is based on the infinitely scalable and stress tested Yii framework geared for Web 2.0 development, Good Gaming will be able to offer publishers and vendors an innovative approach to gaming interactions.  Currently there is no way for gamers to barter their skills and labor on the open market in a non-fragmented and less cumbersome process.  As competitive gaming reaches critical mass, how gamers interact and barter their skills and labor will become critical if not the most economically lucrative endeavor.  The “gamers” economy it expected to grow from tens of millions of dollars every year to multiple billions of dollars and the Good Gaming founders believe that we are rapidly approaching that time.

Table of Content

Good Gaming’s platform is modular and allows for easy integration of third party applications as well as tight integration into other existing systems.  This framework allows for clans/teams/guilds to add functionality over time to include running their own tournaments leveraging the viral nature of the online communities.  The Company is offering social networking functionality so gamers can interact, track each other, and communicate.  Good Gaming also is completing a content suite to offer videos, blogs, and forums.  Additionally, the Company intends to host multiple games online that subscribers to the site can play for free or for fees depending on their Good Gaming status/player level.

Good Gaming has one patent filed for an online currency barter system (Mercenary System) that allows gamers across multiple games and multiple consoles the ability to trade items and labor in an efficient manner. The Company intends to file a patent for its 2.0 framework later this year, as it is based on proprietary coding that can handle more scope and scale than the legacy 1.0 patent filing.  The market for these transactions will grow from a few hundred million dollars in 2014 to tens of billions of dollars by 2018.

The Company intends to complete the 2.0 site during spring 2016, which will then allow it to go live offering pay-to-play and free-to-play tournaments for cash and prizes and offer gamers the premiere destination site for amateur eSports worldwide.  In 2016, the Company intends to perfect is B2C model targeting gamers directly.  In 2017, Good Gaming intends to launch a B2B program so other groups, including colleges, restaurants, bars et al. can offer their own tournaments using its platform.  The Company also intends to work on a 3.0 system that will integrate with mobile networks and offer additional features to its customers.

Insurance Policies

We do not currently maintain any insurance, but are in the process of obtaining the appropriate insurance to support our business operations.

Employees

There were currently approximately 10 contractors working on the Good Gaming project, this group is made up of programmers, tournament administrators, social media experts and executives. As the process matures most of these people and others will be hired as full time employees of the company.

Offices

Our executive offices are located at 2130 N Lincoln Park West, Chicago, IL 60614. Our telephone number is 773-698-6047.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	PROPERTIES.

The only real or personal property we own are the intellectual property licenses and related assets we've acquired relating to gaming software.

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Table of Content

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock commenced trading on the over-the-counter Bulletin Board on October 7, 2009. It currently trades under the symbol "HDSI". Following is a table of the high bid price and the low bid price for each quarter during the last two years.

2015	High Bid	Low Bid
First Quarter, Ending March 31	$0.0001	$0.0001
Second Quarter, Ending June 30	$0.0002	$0.0001
Third Quarter, Ending September 30	$0.0001	$0.0001
Fourth Quarter, Ending December 31	$0.0003	$0.0002

2014	High Bid	Low Bid
First Quarter, Ending March 31	$0.0039	$0.0012
Second Quarter, Ending June 30	$0.0035	$0.001
Third Quarter, Ending September 30	$0.0014	$0.0005
Fourth Quarter, Ending December 31	$0.0008	$0.0001

Holders

As of December 31, 2015, we had 1,995,290,000 shares of our common stock issued and outstanding held by 46 stockholders of record.

Currently we have 7,500,000 shares of our Class A Preferred Stock issued and outstanding, and 13,624,300 shares of our Class B Preferred Stock issued and outstanding.

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

Table of Content

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

As of December 31, 2015, we had 1,995,290,000 shares of common stock issued and outstanding.

Table of Content

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

As of  December 31, 2015, we had 7,500,000 shares of our Class A preferred stock issued and outstanding. As of December 31, 2015, we had 15,839,300 shares of Class B preferred stock issued and outstanding.

The 7,500,000 issued and outstanding shares of Class A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each one Class A Preferred Share. The 15,839,800 issued and outstanding shares of Class B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each one Class B Preferred Share.  14,400,000 of the issued and outstanding shares of Class B Preferred Stock is owned by CMG Holdings Group, Inc.  If all of our Class A Preferred Stock and Class B Preferred Stock was converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 3,317,960,000 shares.

Options

We have not issued and do not have outstanding any options to purchase shares of our stock.  HGT Capital has 100 million warrants with an exercise price of .001 (common stock).

Registration Rights

As of December 31, 2015, there are no other outstanding registration rights or similar agreements.

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

On April 6, 2015, the Company executed a Common Stock Purchase Warrant with the Purchaser, providing the Purchaser the right to purchase shares of common stock of the company by investing up to $50,000 into new shares of common stock at a price of $0.001 per share. The Warrant expires in five years. This Warrant was negotiated as part of the Note.  The Company has an agreement to purchase the Purchaser debt for face value.

Shares Eligible for Future Sale

As of December 31, 2015, we had 1,995,290,000 shares of our common stock issued and outstanding, a breakdown of which follows:

●	1,468,871,393 are freely tradable without restrictions (commonly referred to as the "public float")
●	479,885,496 are currently subject to the restrictions and sale limitations imposed by Rule 144.

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

Transfer Agent

Action Stock Transfer Corp.

2469 East Fort Union Boulevard, Suite 214 Salt Lake City, Utah 84121
(801) 274-1088 Phone
(801) 274-1099 Fax
info@actionstocktransfer.com  Email

Recent Sales of Unregistered Securities

The issuance and sales of securities without registration since March 28, 2014 through December 31, 2015 comprise the transactions relating to the Asher Notes, as well as those transactions described below.

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

Table of Content

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

x)
On April 1, 2015, we issued a draw-down convertible promissory note to a non-related party in the principal amount of up to $600,000. Under the terms of the promissory note, the amount is unsecured, bears interest at 10% per annum, and is due on April 1, 2016. The note is convertible into shares of common stock at a conversion rate of 50% of the average of the three lowest end of day closing prices of our common stock for the twenty-five trading days prior to the date the holder elects to convert all or part of the promissory note.  This agreement was terminated subsequent to year-end.

y)
On April 3, 2015, SirenGPS, Inc., and Hillwinds Ocean Energy, LLC, agreed to convert 200,000,000 shares of common stock, and 222,000,000 shares of common stock, respectively, into 1,050,000 shares and 1,165,000 shares of Class B Preferred Stock, respectively.  This agreement was terminated subsequent to year-end.

z)
On April 6, 2015, we executed a Common Stock Purchase Warrant with Iconic Holdings, LLC, a west coast-based institutional investor (the "Purchaser"), providing the Purchaser the right to purchase our shares of common stock by investing up to $50,000 into new shares of common stock at a price of $0.001 per share. On April 2, 2015, we entered into an equity line of credit (ELOC) agreement that  permits us to "put" shares to the Purchaser at a 20% discount to the lowest trading price over the five consecutive trading days immediately succeeding the applicable Put Notice Date. The ELOC requires the filing of a registration statement prior to the funds becoming available to us Once the registration is filed, funding under the ELOC occurs at our discretion.  This agreement was terminated through a settlement and restructuring agreement with the Purchaser in February 2016.

aa) On April 10, 2015, the Company issued 149,844,444 common shares upon the issuance of $6,743 of principal of the February 18, 2014 convertible debenture.

Table of Content

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2015, neither we nor any "affiliated purchaser", as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

We are considered a start-up corporation. Our auditors have issued a going concern opinion on the consolidated financial statements for the year ended December 31, 2015.

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

Plan of Operation – Milestones

We are in the early stages of our new business operations. Over the next twelve months, our primary target milestones include:

1.
Complete the 2.0 destination site www.good-gaming.com and launch the world’s premiere online destination site for social networking and tournaments for cash and prizes to 205 million eSports amateur players.

2.	Enhance the platform with 3.0 features to integrate with mobile networks and offer other value-added features.

3.	File provisional patent application to protect the 2.0 Mercenary System, which offers a marketplace for the purchase and/or exchange of virtual goods and gaming labor.

4.	Add a suite of online games that subscribers can play for free or for fees depending on their status on the system..

5.	The Company will need to raise additional capital to move from the relaunch phase this spring-summer and fully fund its plan into 2017.

6.
Obtain the backing of corporate sponsors for cash and prizes and to provide advertising during tournaments and to its subscribers on the systems.  To this end, Good Gaming already has verbal indications of interest for such sponsorships and advertising, but buyers of ad inventory are waiting to inspect the Company’s 2.0 platform.

7.
The Company intends to continue to expand its Advisory Board with industry professionals that can further help refine the site, facilitate introductions to sponsors and strategic partners, and add credibility to the business.

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

Table of Content

Results of Operations – December 31, 2015 as compared to December 31, 2014

Working Capital

	December 31, 2015	December 31, 2014
Current Assets	$-	$1,093
Current Liabilities	639,852	1,435,785
Working Capital (Deficit)	(639,852)	(1,434,692)

Cash Flows

	For the year ended December 31, 2015 $	For the year ended December 31, 2014 $
Cash Flows from (used in) Operating Activities	(73)	(20,016)
Cash Flows from (used in) Investing Activities	–	–
Cash Flows from (used in) Financing Activities	-	26,718
Net Increase (decrease) in Cash During Period	(73)	(3,298)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2015 were $240,419 compared with $420,593 for the year ended December 31, 2014. The decrease in operating expenses was attributed to a decrease in transfer agent fees of $185 and consulting fees of $285,305 offset by an increase professional fees of $10,337 and in general and administrative expense of $94,980 for day-to-day operating costs.

During the year ended December 31, 2015, the Company recorded a net loss of $707,532 compared with a net loss of $607,819 for the year ended December 31, 2014. In addition to the above, the Company incurred a decrease of $71,387 of interest expense relating to debt balances and $429,954 of loss on change in fair value of derivative liability.

Liquidity and Capital Resources

As at December 31, 2015, the Company's cash balance consisted of $0 compared to cash balance of $73 as at December 31, 2014. The decrease in the cash balance was attributed the use of cash during the year for day-to-day activities. As at December 31, 2015, the Company had no assets compared to total assets of $1,093 as at December 31, 2014. The decrease in total assets was attributed to the decrease in cash, as noted above, and decrease in deferred financing costs related to the issuance of convertible debt which was expensed during the year ended December 31, 2015.

As at December 31, 2015, the Company had total liabilities of $689,852 compared with total liabilities of $1,435,785 as at December 31, 2014. The decrease in total liabilities is attributed to a $632,440 decrease in accounts payable and accrued liabilities, $298,292 decrease in accounts payable and accrued liabilities – related parties, as well as a $51,348 increase in convertible debentures and a $383,451 increase in derivative liability and $300,000 decrease in Note Payable – related party.

As at December 31, 2015, the Company has a working capital deficit of $639,852 compared with a working capital deficit $1,434,692 at December 31, 2014 with the increase in the working capital attributed to decrease in cash used to fund day-to-day activities and an increase in accounts payable due to the low cash balance held at year end as well as due to the convertible debentures and derivative liability issued and recorded during the year.

Cashflow from Operating Activities

During the year ended December 31, 2015, the Company used $133,373 of cash for operating activities compared to the use of $30,016 of cash for operating activities during the year ended December 31, 2014. The decrease in the use of cash for operating activities was attributed to the fact that the Company had more outstanding and current obligations at year end to conserve cash.

Table of Content

Cashflow from Investing Activities

During the years ended December 31, 2015 and 2014, we did not conduct any investing activities.

Cashflow from Financing Activities

During the year ended December 31, 2015, the Company received $133,300 of proceeds from financing activities compared to $26,718 during the year ended December 31, 2014. The increase in proceeds from financing activities was due to receipt of $15,000 in debt financing received during the prior year, as well as $11,718 from the proceeds of advances from related parties, compared to the receipt of $133,300 from issuance of convertible debt and $0 from related parties in current year.

Developments after December 31, 2015

a)
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

b)
On or around February 18, 2016, a minimum funding threshold had been achieved by CMG on behalf of the Good Gaming transaction.  Therefore, CMG sold Good Gaming’s assets including intellectual property, software code, computer equipment, brand name and trademarks to the Company.

c)
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

d)	On or around February 18, 2016, management terminated plans to effectuate a share increase to 10 billion, a reverse split of 1-30, and approve 50 billion share stock option plan.

e)
On or around February 18, 2016, Paul Rauner resigned his positions of CEO and Director.  Additionally, a special meeting of the shareholders of the Company was called, at which time they appointed Vikram Grover to the same positions.

f)
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

Table of Content

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

Table of Content

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To:           The Board of Directors
HDS International Corp

We have audited the accompanying balance sheet of HDS International Corp. (the “Company”) as of December 31, 2015, and the related statement of loss, shareholders’ deficit, and cash flows for year ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HDS International Corp. as of December 31, 2015, and the results of its operations and their cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s net loss of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations immediately.

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.
Chicago, IL

May 26, 2016

Table of Content

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

   M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas
April 15, 2015

Table of Content

HDS International Corp
Consolidated Balance Sheets
(Expressed in U. S. Dollars
	December 31,	December 31,
	2015	2014

ASSETS
Current Assets
Cash	$-	$73
Current Portion of deferred financing costs	-	1,020

Total Current Assets	-	1,093

Total Assetrs	$-	$1,093

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accountspayable and accrued liabilities	$96,141	$728,581
Accountspayable and accrued liabilities - related party	6,670	304,962
Note Payable – related party, currently in default	-	300,000
Convertible debentures, net of unamortized discount of $0 and $36,088, respectively	83,300	31,952
Derivative liability	453,741	70,290

Toital Current Liabilities	639,852	1,435,785

Convertible debentures, long-term	50,000

Total Liabilities	689,852	1,435,785

Stockholders' Deficit

Class A Preferred Stock
Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 7,500,000 shares	7,500	7,500

Class B Preferred Stock
Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 15,839,300 and 0 shares, respectively	15,839	-

Common Stock
Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 1,995,290,000 and 571,564,504 shares, respectively	1,995,290	571,564

Additional paid-in capital	309,592	296,785
Accumulated deficit	(3,018,073)	(2,310,541)

Total Stockholders' deficit	(689,852)	(1,434,692)

Total liabilities and stockholders' deficit	$-	$1,093

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

HDS International Corp
Consolidated Statements of Operations
(Expressed in U. S. Dollars

	For the Year Ended
	December 31,
	2015	2014

Revenues	$-	$-

Operating Expenses

Consulting fees	98,694	384,000
General and administrative	97,925	2,945
Profeesionsl fees	43,800	33,463
Transfer agent fees	-	185

Total Operating Expenses	240,419	420,593

Net Loss Before Other Expenses	(240,419)	(420,593)

Other Expenses

Interest expense	37,159	108,546
Loss on Change in fair value of derivitive liability	429,954	78,680

Total Other Expenses	467,113	187,226

Net Loss	$(707,532)	$(607,819)

Net Loss Per Share, Basic and Diluteded	$-	$-

Weigted Average Shares Outstanding	1,549,334,532	406,443,367

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

HDS International Corp
Consolidated Statements of Cash Flows
(Expressed in U. S. Dollars

	For the Year Ended
	December 31,
	2015	2014

Operating Activities

Net Loss	$(707,532)	$(607,819)

Adjustment to reconcile net loss to
net cash used in operating activities

Accretion of debt discount	15,052	63,399
Amortization of deferred financing costs	1,020	6,165
Loss on change in fair value of derivitive liability	429,954	78,680

Changes in operating asstes and liabilities

Accounts payable and accrued liabilities	90,276	279,559
Accounts payable and accrued liabilities-related parties	37,857	150,000

Net Cash Provided by (Used in) Operating Activities	(133,373)	(30,016)

Financing activities

Proceeds from Convertible debenturee, net of financing costs	133,300	15,000
Proceeds from related parties	-	11,718

Net Cash Provided by (Used in) Financing activities	133,300	26,718

Change in Cash	(73)	(3,298)

Cash, Beginning of Period	73	3,371

Cash, End of period	$-	$73

Non-cash investing andd financing activities
Adjustment to Derivative liabilitiy	$429,954	$53,911
Common shares issued for conversion of debt	$1,436,534	$39,960
Debt Discount due to beneficial conversion feature	$186.397	$15,500

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

HDS International Corp
Consolidated Statements of Stockholders' Deficit
(Expressed in U. S. Dollars
								Deficit
								Accumulated
	Preferred Stock						Additional	During the
	Class A		Class B		Common Stock		Paid-in	Developmenmt
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, December 31, 2013	7,500,000	$7,500	-	$-	377,203,075	$377,203	$381,775	$(1,702,722)	$(936,244)

Fair value of beneficial conversion recorded on issuance of convertible debt	-	-	-	-	-	-	15,500	-	15,500

Common shares issued for conversion of debt	-	-	-	-	194,361,429	194,361	(100,490)	-	93,871

Net loss for the year	-	-	-	-	-	-	-	(607,819)	(607,819)

Balance, December 31, 2014	7,500,000	7,500	-	-	571,564,504	571,564	296,785	(2,310,541)	(1,434,692)

Common shares issued for conversion of debt	-	-	-	-	1,845,725,496	1,845,726	(409,192)	-	1,436,534

Shares Cancelled	-	-	-	-	(422,000,000)	(422,000)	422,000	-	-

Preferred shares issued	-	-	15,839,300	15,839	-	-	-	-	15,839

Net loss for the year	-	-	-	-	-	-	-	(707,532)	(707,532)

Balance December 31, 2015	7,500,000	7,500	15,839,300	15,839	1,995,290,000	1,995,290	309,593	(3,018,073)	(689,851)

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

HDS International Corp.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

HDS International Corp. (the "Company") was incorporated on November 3, 2008 under the laws of the State of Nevada. The Company is a leading tournament gaming platform and online destination targeting the over 205 million eSports players and participants worldwide that want to compete at the high school or college level.   A substantial portion of the Company's activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any revenue to date.

On February 18, 2016, the Company acquired Good Gaming, Inc. from CMG Holdings Group, Inc. (OTCQB: CMGO).

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2015, the Company had a working capital deficiency of $639,852 and an accumulated deficit of $3,018,073. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding  the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Principles of Consolidation

The consolidated financial statements for the periods ending December 31, 2015 and 2014 include the accounts of the Company, and HDS Energy and Ecosystems NB, Ltd., the Company's wholly owned subsidiary, effective June 11, 2012. All intercompany transactions and balances have been eliminated on consolidation.

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

(c)	Use of Estimates

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

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2015 and 2014, the Company had no cash equivalents.

(e)	Intangible Assets

Intangible assets are carried at the purchased cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally from fifteen to twenty years.

Table of Content

HDS International Corp.
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(f)	Impairment of Long-Lived Assets

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

(g)	Beneficial Conversion Features

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

(h)	Derivative Liability

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

(i)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive  potential shares if their effect is anti-dilutive. At December 31, 2015, the Company had 90,000,000 (2014 – 1,572,180,000) potentially dilutive shares from outstanding convertible debentures.

(j)	Income Taxes

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

(k)	Comprehensive Loss

ASC 220, Comprehensive Income , establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2015 and 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(l)	Financial Instruments

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

Table of Content

HDS International Corp.
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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's balance sheet as at December 31, 2015 and 2014 as follows:

	Balance, December 31, 2014	Conversions	Changes in Fair Values	Balance, December 31, 2015
Derivative Liability	$70,290	$(64,767)	$448,218	$453,741

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

m)	Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. During the year ended December 31, 2015, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination  of Certain Financial Reporting Requirements . The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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
$4,116).

Table of Content

HDS International Corp.
Notes to the Financial Statements
(expressed in U.S. dollars)

b)
On February 18, 2014, the Company entered into a $15,500 convertible debenture with a non-related party. Under the terms of the debenture, the amount is unsecured, bears interest at 8% per annum, and is due on August 20, 2015. The note is convertible into shares of common stock 180 days after the date of issuance (August 17, 2014) at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As at December 31, 2014, the Company recorded accrued interest of $1,074, which has been included in accounts payable and accrued liabilities.

In accordance with ASC 470-20, "Debt with Conversion and Other Options", the Company recognized the intrinsic value of the embedded beneficial conversion feature of $15,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the period ended June 30, 2015, the Company had amortized $590 (December, 31, 2014 - $2,431) of the debt discount to interest expense. As at December 31, 2015, the carrying value of the debenture was $nil (December, 31, 2014 - $nil).

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

c)
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

d)
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

Table of Content

HDS International Corp.
Notes to the Financial Statements
(expressed in U.S. dollars)

3.	Debt (continued)

            Convertible Debentures (continued)

e)
On April 15, 2015, the Company entered into a $100,000 convertible debenture with a non-related party. During the quarter ended June 30, 2015 The Company received the first $50,000 payment.  The remaining $50,000 payment will be made at the request of the borrower.  No additional payments have been made as of June 30, 2015.  Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on October 16, 2016. The note is convertible into shares of common stock any time after the maturity date at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As of December 310, 2015, the Company recorded accrued interest of $3,894 (December, 31, 2014 $0), which has been included in accounts payable and accrued liabilities.

f)
On April 1, 2015, we entered into a transaction with Iconic Holdings, LLC (the "Purchaser"), whereby Iconic Holdings agreed to provide up to $600,000 through a structured convertible promissory note (the "Note"), with funds to be received in tranches. The note bears interest of 10% and is due April 1, 2016. The initial proceeds of $40,000 was received on April 9, 2015, with $30,000 remitted and delivered to us, $4,000 retained by the Purchaser as an original issue discount, and $6,000 retained by the Purchaser for legal expenses.  Subsequent to year-end 2015 the $600,000 facility has since been terminated and restructured.

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

g)
On April 1, 2015, we consented to the further assignment of the February 18, 2014 and the October 4, 2013 Asher Notes, which were initially assigned to JABRO. The April 8, 2015 assignment assigned the notes to the Purchaser. According to the terms of the April 8, 2015 assignment agreement, the February 18, 2014 note was sold to the Purchaser and simultaneously exchanged for a new note (the "New February Note"). In accordance with the exchange, The New February Note was deemed to have been issued February 18, 2014, and carried substantially the same terms as the original note, with the following exceptions: the New February Note bears 0% interest, and the overall ownership of the Purchaser at any one moment shall be limited to 9.99% of the issued and outstanding shares of our common stock. The Purchaser also entered into an agreement with JABRO, granting the Purchaser the exclusive right to purchase the October 4, 2013 note, on or before May 7, 2015. Subsequent to year-end 2015, the Asher Notes have been restructured.

Table of Content

HDS International Corp.
Notes to the Financial Statements
(expressed in U.S. dollars)

4.	Derivative Liabilities

The Company records the fair value of the of the conversion price of the convertible debentures disclosed in Notes 3(a) and 3(b) in accordance with ASC 815, Derivatives and Hedging . The fair value of the derivative was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date  with corresponding gains and losses recorded in the consolidated statement of operations. During the year ended Dec ember 31, 2015 , the Company recorded a loss on the change in fair value of derivative liability of $32,630 ( 2014 - $78,680 ). As at December 31, 2015 , the Company recorded a derivative liability of $ 56,417 ( 2013 - $70,290).

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended December 31,  2015 and 2014 :

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
The balance of the principal and interest of the February 18
The Holder would redeem based on availability of alternative financing 0% of the time increasing 1.0% monthly to a maximum of 10%.
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

A summary of the activity of the derivative liability is shown below:

Balance, December, 2013	$45,521
Derivative loss due to new issuances	105,816
Adjustment for conversion	(53,911)
Mark to market adjustment at December 31, 2014	(27,136)
Balance, December 31, 2014	70,290
Adjustment for conversion	(64,767)
Mark to market adjustment at December 31, 2015	50,894
Balance, December 31, 2015	$56,417

Table of Content

HDS International Corp.
Notes to the Financial Statements
(expressed in U.S. dollars)

5.	Common Stock

              Share Transactions for the Year Ended December 31, 2015:

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

g)
During the period ended June 30, 2015 the Company issued 298,912,445 common shares for the conversion of $25,505 of Principal and interest of the February convertible debenture. As the conversions were within the terms of the agreement, no additional gain or loss was recognized as a result of the conversion.

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

Table of Content

HDS International Corp.
Notes to the Financial Statements

5.	Common Stock (continued)

              Share Transactions for the Year Ended December 31, 2014:

a)	On April 9, 2014, the Company issued 8,571,429 common shares for the conversion of $12,000 of principal of the June 7, 2013 convertible debenture. Refer to Note 3(a).

b)	On October 21, 2014, the Company issued 38,520,000 common shares for the conversion of $9,630 of principal of the June 7, 2013 convertible debenture. Refer to Note 3(a).

c)	On October 28, 2014, the Company issued 38,520,000 common shares for the conversion of $9,630 of principal of the June 7, 2013 convertible debenture. Refer to Note 3(a).

d)	On November 21, 2014, the Company issued 15,500,000 common shares for the conversion of $1,240 of principal of the June 7, 2013 convertible debenture. Refer to Note 3(a).

e)	On November 26, 2014, the Company issued 19,000,000 common shares for the conversion of $1,520 of principal of the July 15, 2013 convertible debenture. Refer to Note 3(b).

f)	On December 2, 2014, the Company issued 24,750,000 common shares for the conversion of $1,980 of principal of the July 15, 2013 convertible debenture. Refer to Note 3(b).

g)	On December 4, 2014, the Company issued 24,750,000 common shares for the conversion of $1,980 of principal of the July 15, 2013 convertible debenture. Refer to Note 3(b).

h)	On December 9, 2014, the Company issued 24,750,000 common shares for the conversion of $1,980 of principal of the July 15, 2013 convertible debenture. Refer to Note 3(b).

               All were converted within the original terms, so no gains (losses) were recorded.

Table of Content

HDS International Corp.
Notes to the Financial Statements
(expressed in U.S. dollars)

6.	Preferred Stock

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

As of  December 31, 2015, we had 7,500,000 shares of our Class A preferred stock issued and outstanding. As of December 31, 2015, we had 15,839,300 shares of Class B preferred stock issued and outstanding.

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

7.	Related Party Transactions

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

e)
As at December 31, 2015, the Company owes $570 (December 31, 2014 – $0) to the President and CEO of the Company for reimbursement of expenses which has been included in accounts payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

f)
As at December31, 2015, the Company owes $6,100 (December 31, 2014 – $0) to the President and CEO of the Company for reimbursement of expenses which has been included in accounts payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

8.	Commitments

a)
On October 12, 2011, the Company entered into a verbal consulting agreement with a non-related party whereby the Company will pay a monthly consulting fee for services provided in the amounts of $3,000. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated. On July 18, 2012, the Board of Directors reviewed the consulting agreement and authorized an increase to the monthly consulting fee from $3,000 to $3,750 per month beginning July 2012. On October 1, 2012, the Board  of Directors reviewed  the consulting  agreement and adjusted  the consulting fee from  $3,750 to $3,000  per month   beginning October 2012. On April 8, 2014, The Board of Directors reviewed the consulting agreement and adjusted the consulting fee from $3,000 to $500 per month effective January 1, 2014.  All these related party amounts and commitments have since been settled for cash or stock.  This commitment was settled in stock and/or cash as part of the SirenGPS change of control in Februyary 2016.

Table of Content

HDS International Corp.
Notes to the Financial Statements
(expressed in U.S. dollars)

9.	Income Taxes

The Company has a net operating loss carried forward of $3,018,073 available to offset taxable income in future years which commence expiring in fiscal 2029.

The income tax benefit has been computed by applying the weighted average income tax rates of Canada (federal and provincial statutory rates) and of the United States (federal and state rates) of 27% and 27%, respectively, to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2015	2014
Income tax recovery at statutory rate	$195,612	$158,351
Valuation allowance change	(195,612)	(158,351)
Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014
Income tax recovery at statutory rate	$824,952	$629,340
Valuation allowance change	(824,952)	(629,340)
Provision for income taxes	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited.

Table of Content

HDS International Corp.
Notes to the Financial Statements
(expressed in U.S. dollars)

10.	Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after December 31, 2015, except for the following:

a)
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

b)
On or around February 18, 2016, a minimum funding threshold had been achieved by CMG on behalf of the Good Gaming transaction.  Therefore, CMG sold Good Gaming’s assets including intellectual property, software code, computer equipment, brand name and trademarks to the Company.

c)
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

d)	On or around February 18, 2016, management terminated plans to effectuate a share increase to 10 billion, a reverse split of 1-30, and approve 50 billion share stock option plan.

e)
On or around February 18, 2016, Paul Rauner resigned his positions of CEO and Director.  Additionally, a special meeting of the shareholders of the Company was called, at which time they appointed Vikram Grover to the same positions.

f)
On or around February 22, 2016, a special meeting of the shareholders of the Company was called to appoint Barbara Laken and David Dorwart to the Board of Directors and to appoint Barbara Laken as the Company’s Corporate Secretary.

Table of Content

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 using the criteria established in " Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of December 31, 2015, we do not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that we have limited  transactions in our bank accounts.

3.
We did not implement appropriate information technology controls – As at December 31, 2015, we retain copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

Table of Content

As a result of the material weaknesses described above, did not maintain effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

ITEM 9B.	OTHER INFORMATION.DATA

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors serve until their successor is elected and qualified. Our officers are appointed by our board of directors. The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position
Paul Rauner (resigned February 18, 2016)	46	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole Member of our Board of Directors

Vikram Grover (as of February 18, 2016)	46	President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and Member of our Board of Directors

Barbara Laken	61	Director, Secretary

David Dorwart	57	Director

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

Paul Rauner

Paul Rauner was our sole officer and director from,March 9, 2015 to February 18, 2016.  He is the controlling shareholder of SirenGPS, a privately-held emergency management technology company.   Following the execution of the Strategic Expansion Agreement, SirenGPS became our controlling shareholder, making Mr. Rauner a controlling shareholder of the Company. Mr. Rauner served as Chief Executive Officer and Chairman of SirenGPS from January 2012 to January 2015, and currently serves as Executive Director and Chairman of SirenGPS. Mr. Rauner is also Chief Operating Officer of Gremln, Inc., which provides social media compliance to companies in the financial sector. Mr. Rauner is an adjunct professor at the Boston University School of Medicine Healthcare Emergency Management Masters Degree Program (BU HEM), a terminal masters degree program that trains professionals to serve as emergency management professionals at the enterprise level in the public and private sectors. Mr. Rauner received a B.A. in Philosophy from Calvin College in 1992 and a Juris Doctor with distinction from the University of Iowa College of Law in 1997. Mr. Rauner previously served in a variety of capacities providing risk management consulting and insurance placement services, including as President of Rauner Risk Services, Inc. from 2005 to 2013; General Counsel to the NASDAQ Insurance Agency, a subsidiary of the NASDAQ Stock Market from 2003 to 2005; and Assistant Director, Legal at AON Corporation from 2001 to 2003. Based on the foregoing, we determined that Mr. Rauner was duly qualified to serve as the sole member of our Board of Directors.

Table of Content

Vikram Grover
Vikram Grover has over twenty-years track record as a leading thought provider and research analyst in the financial markets covering the emerging communications provider and technology sectors. Since February 18, 2016, he is the CEO of Good Gaming, Inc., acquired by the Company in at that time.  He is also a consultant under the DBA “IX Advisors”.  IXA is a management consulting and corporate strategy provider to emerging growth companies in the communications, Internet and digital media markets, leveraging a diverse network of C-level executives, sales and distribution channels, technology providers, and investors. From November 2006 to July 2015, he was Senior Managing Director Investment Banking, for Source Capital Group, focusing on emerging growth companies particularly in the telecom, Internet and digital media sectors. Previous to that, he was Managing Director, Investment Banking at MCF Corp., and Senior VP, Equity Research at Thomas Weisel Partners coverage of emerging communications providers and Internet infrastructure companies. From 2003 to 2005, he was a Principal, Equity Research at Needham & Co.  From 1998 to 2005, he served as Director of Research at Kaufman Bros., LP a TMT boutique investment banking firm, and from 1995 to 1998, he served as a Research Analyst at Sterne Agee. Mr. Grover received his M.S. in Management from Georgia Institute of Technology with a focus in investment banking and finance, and his B.A. in Marketing from the university of California, San Diego, majoring in Marketing and Communications, with minors in Calculus and Latin.

Barbara Laken

Barbara Laken is a sucessful licensed real estate broker since 1997, Barbara has been buying and selling real estate since moving to Chicago from the New York area. She has developed a soon to be released website called “Location Ovation,” designed to give residents a platform to promote the unique features that define their communities via continuous, real time posts.  She graduated from Long Island University with a B.S. in Elementary Education.

David Dorwart
David Dorwart from January 2011 to the present, is the Chairman of the Board of Assist Wireless, a company based in Fort Worth, Texas that is leading provider of lifeline phone service for individuals and families who qualify for government assistance. They are one of the fastest growing wireless providers in the telecommunications industry targeting the unbanked/under-banked and credit-challenged consumer demographic.  In addition, Mr. Dorwart, since 2010, is the President and CEO of Acacia Energy, LLC. A provider of electric service to Customers in the Texas deregulated areas. We service both residential and small commercial business.  He is also since 2010, the CEO of PayGo Distributors, LLC, a distribution company with over 100 Independent Sales Organizations under their management. PayGO focuses on distributing prepaid Electric, Home Phone and Wireless Services to residential Customers within the United States. Since 2009, he is the CEO of Britton & Associates, a full service Construction Consulting Firm. They specialize in the resolution of construction claims and construction disputes throughout the United States.  From 1999 to 2009 He was the Founder, President & CEO of dPi Teleconnect/dPi Energy, LLC. He graduated from University of Delaware with a B.S. in Business.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Rauner has not been the subjects of the following events:

1.A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

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

Table of Content

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

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to our Form 10-K for the period ended December 31, 2015.

Disclosure Committee

We do not have a disclosure committee or disclosure committee charter. Our disclosure committee is effectively comprised of our sole director, Mr. Paul Rauner.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2015, all such  filing requirements applicable to our officers and directors were complied with. Mr. Rauner our current sole officer and director has not filed his Form 3 as of the date of this report. We expect him to file the same shortly.

Director Independence

We have one independent director, Mr. David Dorwarts.

Family Relationships

There are no family relationships between any of the officers, directors, or consultants.   Barbara Laken, one of our directors is the wife of Glenn Laken Chairman and CEO of CMG Holdings our majority and control shareholder.

Conflicts of Interest

Our officers and directors will devote time to projects that do not involve us.

Table of Content

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

Executive Officer Compensation Table
						Non-Equity	Nonqualified Deferred
Name and		Salary	Bonus	Stock Awards	Option Awards	Incentive Plan Compensation	Compensation Earnings	All Other Compensation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Paul Rauner	2015	0	0	0	0	0	0	0 [1]	0
President/CEO/CFO	2014	0	0	0	0	0	0	0 [1]	0
Tassos Recachinas	2015	0	0	0	0	0	0	0	0
President/CEO/CFO (Resigned 3-9-2015)	2014	60,000	0	0	0	0	0	60,000 [1]	120,000

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

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts. The following table sets forth compensation paid to our directors from inception to our year end on December 31, 2015. Since that time, we have not paid any compensation to any director.

Executive Officer Compensation Table
						Non-Equity	Nonqualified Deferred
Name and		Salary	Bonus	Stock Awards	Option Awards	Incentive Plan Compensation	Compensation Earnings	All Other Compensation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Paul Rauner	2015	0	0	0	0	0	0	0 1]	0
President/CEO/CFO	2014	0	0	0	0	0	0	0 1]	0
Tassos Recachinas	2015	0	0	0	0	0	0	0	0
President/CEO/CFO (Resigned 3-9-2015)	2014	60,000	0	0	0	0	0	60,000 [1]	120,000

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

Table of Content

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS:

	Number of	Percentage	Number of Class A	Percentage	Number of Class B	Percentage
Name and Address Beneficial Owner	Common Shares	of Ownership	Preferred Shares (1)(2)	of Ownership	Preferred Shares (1)(3)	of Ownership

CMG Holdings Group, Inc, - OTC CMGO (5)	0	0.00%	0	0.00%	14,400,000	60.76%
2130N. Lincoln Park West, Suite 8N
Chicago, IL 60614

SECURITY OWNERSHIP OF MANAGEMENT:

	Number of	Percentage	Number of Class A		Percentage	Number of Class B	Percentage
Name and Address Beneficial Owner	Common Shares	of Ownership	Preferred Shares (1)(2)		of Ownership	Preferred Shares (1)(3)	of Ownership

Paul Rauner	0	0.00%	7,500.000	(4)	100.00%	800,000	3.38%
9272 Olive Boulevard
St. Louis, MO 63132

Vikram Grover	0	0.00%	0		0.00%	859,073	3.62%
111 N 4th Avenue
St. Charles, IL 60174

Barbara Laken (5)	0	0.00%	0		0.00%	0	0.00%
2130N. Lincoln Park West, Suite 8N
Chicago, IL 60614

David Dorwart	0	0.00%	0		0.00%	0	0.00%
11011 Brooklet Dr., Suite 220
Houston, TX 77099

All officers and directors as a group	0	0.00%	0		100.00%	1,659,073	7.00%

[1] Our Articles of Incorporation authorize us to issue up to 50,000,000 shares of preferred stock, $0.001 par value. Of the 50,000,000 authorized shares of preferred stock, the total number of shares of Class A Preferred Shares the Corporation shall have the authority to issue is Twenty Five Million (25,000,000), with a stated par value of $0.001 per share, and the total number of shares of Class B Preferred Shares the Corporation shall have the authority to issue is Twenty Five Million (25,000,000), with a stated par value of $0.001 per share. Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors' power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

[2] As of  May 26, 2016, we had 7,500,000 shares of our Class A preferred stock issued and outstanding.  The 7,500,000 issued and outstanding shares of Class A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each one Class A Preferred Share.

[3] As of  May 26, 2016, we had 23,698,873 shares of Class B preferred stock issued and outstanding. The 23,698,873 issued and outstanding shares of Class B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each one Class B Preferred Share. If all of our Class A Preferred Stock and Class B Preferred Stock was converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 4,889,774,800 shares.

[4] Owned by Siren GPS, a private corporation owned and controlled by Paul Rauner, our former officer and director.

[5]Barbara Laken, one of our directors is the wife of Glenn Laken Chairman and CEO of CMG Holdings Group, Inc,.our majority and control shareholder.

We are not categorized as a "shell company" as that term is defined in Reg. 405 of the Act. A "shell company" is a corporation with no or nominal assets or its assets consist solely of cash, and no or nominal operations.

Table of Content

.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

            As of December 31, 2015, the Company had no related party notes payable.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

-	Disclosing such transactions in reports where required;
-	Disclosing in any and all filings with the SEC, where required;
-	Obtaining disinterested directors consent; and
-	Obtaining shareholder consent where required.

Table of Content

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	Audit and Audit Related Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2015	$5,500.00	ENTERPRISE CPAS
2014	$10,750.00	M&K CPAS, PLC

(2)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2015	$-	ENTERPRISE CPAS
2014	$-	M&K CPAS, PLC

(3)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2015	$-	ENTERPRISE CPAS
2014	$-	M&K CPAS, PLC

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

Table of Content

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

Exhibit		Incorporated by reference			Filed
Number		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	3/24/09	3.1

3.2	Bylaws.	S-1	3/24/09	3.2

3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a

3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1

10.1	Exchange Note Purchase Agreement between Jabro Funding Corp. and Iconic Holdings, LLC dated March 31, 2015.	10-K	4/15/15	10.1

10.2	Exchange Note Purchase Agreement with Iconic Holdings, LLC dated April 1,2015.	10-K	4/15/15	10.2

10.3	Convertible Promissory Note with Iconic Holdings, LLC dated April 1, 2015.	10-K	4/15/15	10.3

10.4	Investment Agreement (ELOC) and Registration Rights Agreement with Iconic Holdings, LLC dated April 2, 2015.	10-K	4/15/15	10.4

10.5	Common Stock Purchase Warrant with Iconic Holdings, LLC dated April 6, 2015.	10-K	4/15/15	10.5

10.6	Stock Conversion and Subscription Agreement with Hillwinds Ocean Energy, LLC dated April 3, 2015.	10-K	4/15/15	10.6

10.7	Stock Conversion and Subscription Agreement with SirenGPS, Inc. dated April 3, 2015.	10-K	4/15/15	10.7

10.8	Promissory Note issued to HGT Capital LLC. dated April 15, 2015	8-K	4/21/15	10.1

14.1	Code of Ethics.	10-K	3/29/11	14.1

21.1	List of subsidiaries	S-1/A-1	1/17/13	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15 th day of May, 2016.

HDS INTERNATIONAL CORP.
(the "Registrant")

Date: May 26, 2015		By:	/s/VIKRAM GROVER
President, Director, Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title		Date

/s/VIKRAM GROVER	President, Director, Chief Executive Officer & Chief Financial Officer		May 26, 2016
Vikram Grover	(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)

/s/BARBARA LAKEN	Director		May 26, 2016
Barbara Laken

/s/ DAVID DORWART	Director		May 26, 2016
David Dorwart

Table of Content

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number		Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Exchange Note Purchase Agreement between Jabro Funding Corp. and Iconic Holdings, LLC dated March 31, 2015.	10-K	4/15/15	10.1
10.2	Exchange Note Purchase Agreement with Iconic Holdings, LLC dated April 1,2015.	10-K	4/15/15	10.2
10.3	Convertible Promissory Note with Iconic Holdings, LLC dated April 1, 2015.	10-K	4/15/15	10.3
10.4	Investment Agreement (ELOC) and Registration Rights Agreement with Iconic Holdings, LLC dated April 2, 2015.	10-K	4/15/15	10.4
10.5	Common Stock Purchase Warrant with Iconic Holdings, LLC dated April 6, 2015.	10-K	4/15/15	10.5
10.6	Stock Conversion and Subscription Agreement with Hillwinds Ocean Energy, LLC dated April 3, 2015.	10-K	4/15/15	10.6
10.7	Stock Conversion and Subscription Agreement with SirenGPS, Inc. dated April 3, 2015.	10-K	4/15/15	10.7
10.8	Promissory Note issued to HGT Capital LLC. dated April 15, 2015	8-K	4/21/15	10.1
14.1	Code of Ethics.	10-K	3/29/11	14.1
21.1	List of subsidiaries	S-1/A-1	1/17/13	21.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X