Form 10-Q
period 2016-03-31
HDS INTERNATIONAL CORP.
filed 2016-06-10
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2016, there were 1,995,290,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

HDS International Corp.
Form 10-Q

For the Fiscal Quarter Ended March 31, 2016

TABLE OF CONTENTS
		Page
Part I

Item 1	Financial Statements	3
Item 2	Management Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3	Quantitave and Qualitative Disclosures About Market Risk	18
Item 4	Controls and Procedures	18

Part II
Item 1	Legal Proceedings	19
Item 1A	Risk Factors	19
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3	Defaults Upon Senior Securities	20
Item 4	Mine Safety Disclosures	20
Item 5	Other Information	20
Item 6	Exhibits	21
		22
Signatures

Table of Content

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements

HDS International Corp.
(A Development Stage Company)

Financial Statements
For the Fiscal Quarter Ended March 31, 2016

TABLE OF CONTENTS

Page
Balance Sheets (unaudited)		F-1
Statements of Operations (unaudited)		F-2
Statements of Cash Flows (unaudited)		F-3
Notes to the Financial Statements (unaudited)		F-4

Table of Content

HDS International Corp
Balance Sheets
(Expressed in U. S. Dollars
	March 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash	$1,013	$-
Due from affiliate	351,829	-

Total Current Assets	352,842	-

Other Assets
Gaming Software	1,170,000	-

Total Other Assets	1,170,000	-

Total Assets	$1,522,842	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accountspayable and accrued liabilities	$104,501	$96,141
Accountspayable and accrued liabilities - related party	-	6,670
Convertible debentures, net of unamortized discount of $0 and $36,088, respectively	75,000	83,300
Derivative liability	765,100	453,741

Toital Current Liabilities	944,601	639,852

Convertible debentures, long-term	150,000	50,000

Total Liabilities	1,094,601	689,852

Stockholders' Deficit

Class A Preferred Stock
Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 7,500,000 shares	7,500	7,500

Class B Preferred Stock
Authorized: 25,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 21,698,873 and 15,839,300 shares, respectively	21,698	15,839

Common Stock
Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 1,995,290,000 and 1,995,290,000 shares, respectively	1,995,290	1,995,290

Stock subscriptions payable	1,286,723
Additional paid-in capital	362,323	309,592
Accumulated deficit	(3,245,293)	(3,018,073)

Total Stockholders' equity (deficit)	399,043	(689,852)

Total liabilities and stockholders' equity (deficit)	$1,522,842	$-

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

HDS International Corp
Statements of Operations
(Expressed in U. S. Dollars

	For the Three Months Ended
	March 31,
	2016	2015

Revenues	$-	$-

Operating Expenses

Consulting fees	6,000	69,835
General and administrative	107,881	8,409
Professional fees	5,000	3,250
Stock compensation	41,921	-

Total Operating Expenses	160,802	81,494

Net Loss Before Other Expenses	(160,802)	(81,494)

Other Income (Expenses)

Interest expense	(3,360)	(22,830)
Debt Restructure	58,300
Loss on Change in fair value of derivative liability	(311,359)	(25,389)

Total Other Income (Expenses)	(256,419)	(48,219)

Net Loss	$(417,221)	$(129,713)

Net Loss Per Share, Basic and Diluted	$-	$-

Weighted Average Shares Outstanding	1,995,290,000	406,443,367

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

HDS International Corp
Statements of Cash Flows
Expressed in U. S. Dollars

	For the Three Months Ended
	March 31,
	2016	2015

Operating Activities

Net Loss	$(417,221)	$(129,713)

Adjustment to reconcile net loss to
net cash used in operating activities

Accretion of debt discount	311,359	15,052
Amortization of software	30,000
Amortization of deferred financing costs	-	505
Loss on change in fair value of derivative liability	-	25,389
Stock compensation	41,921	-
Debt Reduction	(58,300)

Changes in operating assets and liabilities

Due from affiliate	83,171
Accounts payable and accrued liabilities	8,360	50,837
Accounts payable and accrued liabilities-related parties	-	37,857

Net Cash Provided by (Used in) Operating Activities	(710)	(73)

Financing activities

Proceeds from purchase of Good Gaming	1,723	-
Proceeds from related parties	-	-

Net Cash Provided by (Used in) Financing activities	1,723	-

Change in Cash	1,013	(73)

Cash, Beginning of Period	-	73

Cash, End of period	$1,013	$-

Non-cash investing and financing activities
Adjustment to Derivative liability	$-	$53,911
Common shares issued for conversion of debt	$-	$39,960
Common shares issued for payment of related party payable	$6,670
Debt Discount due to beneficial conversion feature	$-	$15,500

The accompanying notes are an integral part of these consolidated financial statements

6

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

On February 18, 2016, the Company acquired Good Gaming, Inc. from CMG Holdings Group, Inc. (OTCQB: CMGO).

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of March 31, 2016, the Company had a working capital deficiency of $591,759 and an accumulated deficit of $3,215,293. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation

The financial statements for the periods ending March 31, 2016  include the accounts of the Company. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is December 31.

(b)
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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2016 and 2015, the Company had no cash equivalents.

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

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive  potential shares if their effect is anti-dilutive. At March 31, 2016, the Company had 90,000,000 potentially dilutive shares from outstanding convertible debentures.

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

ASC 220, Comprehensive Income , establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2016 and 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's balance sheet as at December 31, 2015 and 2014 as follows:

	Balance, December 31, 2014	Conversions	Changes in Fair Values	Balance, March 31, 2016
Derivative Liability	$453,741	$—	$311,359	$765,100

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

(m)	Recent Accounting Pronouncements

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

3.	Other Assets

The Company valued the software purchased at $1,200,000 at purchase date February 18, 2018.  The software has a useful life of 5 years.  Amortization expense is calculated with straight line method at mid-month convesion for the period ending March 31, 2016 as $30,000.

4.	Debt

Convertible Debentures

(a)
On April 15, 2015, the Company entered into a $100,000 convertible debenture with a non-related party. During the quarter ended June 30, 2015 The Company received the first $50,000 payment.  The remaining $50,000 payment will be made at the request of the borrower.  No additional payments have been made as of March 31, 2016.  Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on October 16, 2016. The note is convertible into shares of common stock any time after the maturity date at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. As of March 31, 2016, the Company recorded accrued interest of $1,260 (December, 31, 2015 $3,894), which has been included in accounts payable and accrued liabilities.  The lender has agreed to sell this investment to the Company or to an investor of the Company’s choosing at face value plus interest.

Table of Content

HDS International Corp.
Notes to the Financial Statements
(expressed in U.S. dollars)

Convertible Debentures (continued)

(b)
On April 1, 2015, we entered into a transaction with Iconic Holdings, LLC (the "Purchaser"), whereby Iconic Holdings agreed to provide up to $600,000 through a structured convertible promissory note (the "Note"), with funds to be received in tranches. The note bears interest of 10% and is due April 1, 2016. The initial proceeds of $40,000 was received on April 9, 2015, with $30,000 remitted and delivered to us, $4,000 retained by the Purchaser as an original issue discount, and $6,000 retained by the Purchaser for legal expenses.  In February 2016 as part of a settlement between the lender and the Company, the note along with a remaining balance of $8300 from former JABRO-Asher notes were restructured to a principle amount of $25,000 with a due date of June 18, 2017 and a 0% interest rate.  The lender is subject to strict lock-up and leak-out provisions.  Additionally, as part of the February 2016 settlement with the lender, the lender funded $100,000 new debentures due August 2018 bearing 0% interest with the lender subject to strict lock-up and leak-out provisions.  The Company is currently negotiating the lock-up of these debentures from conversion into common stock for a period of one-year.

(c)
As  part of the asset purchase agreement between HDS International Corp. and CMG Holdings Group, Inc., SirenGPS was issued a $60,000 0% interest convertible debenture that matures in August 2018.     The debentures are convertible into common stock at a 20% discount to the 20-day moving average of the Company’s common stock after a period of seven months.  The debt is subject to strict lock-up and leak-out provisions.  SirenGPS has agreed to sell this security to the Company or to an investor of the Company’s choosing at face value.

The Company did not allocate to equity any increase in note value due to the fact that the conversion value was lower than the par value. Thereby creating a zero or negative value.

5.	Derivative Liabilities

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended March 31, 2016 and December 31, 2015 :

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 165% as at December 31, 2015, 167% as at February 6, 2016, 167% as at February 10, 2016, 168% as at February 13, 2016, 168% as at February 18, 2016, 168% as at February 23, 2016, 169% as at March 2, 2016, 170% as at March 3, 2016, 170% as at March 16, 2016, 170% as at March 17, 2016, 170% as at March 19, 2016, 170% as at March 24, 2016171% as at March 25, 2016, and 171% as at March 31, 2016.

An event of default would occur 0% of the time, increasing to 1.0% per month to a maximum of 5%.

A summary of the activity of the derivative liability is shown below:
Balance December 31, 2014	$70,290
Adjustment for Conversion	(64,767)
Mark to market adjustment at December 31, 2015	448,218
Balance December 31, 2015	453,741
Adjustment for Conversion	-
Mark to market adjustment at March 31, 2016	-
Balance March 31, 2016	$453,741

Table of Content

HDS International Corp.
Notes to the Financial Statements
(expressed in U.S. dollars)

6.	Common Stock

Share Transactions for the Quarter Ended March 31, 2016:

None

7.	Preferred Stock

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

As of March 31, 2016, we had 7,500,000 shares of our Class A preferred stock issued and outstanding. As of March 31, 2016, we had 21,698,873 shares of Class B preferred stock issued and outstanding.

The 7,500,000 issued and outstanding shares of Class A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each one Class A Preferred Share. The 21,698,873 issued and outstanding shares of Class B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each one Class B Preferred Share. If all of our Class A Preferred Stock and Class B Preferred Stock was converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 4,489,774,600 shares.

Share Sales – Series B Preferred Stock

On or around February 18, 2016, as part of the closing of the Good Gaming asset sale by CMG Holdings Group to HDS International Corp., CMG Holdings is due an additional 85,600,000 Series B Preferred Shares.  These shares due are currently in the form of a subscription payable by HDS International to CMG Holdings Group.

On or around February 18, 2016, our CEO Vikram Grover was issued 859,073 Series B Preferred shares in lieu of compensation due for services rendered to SirenGPS in 2015.

On or around February 23, 2016, Andrew Albrecht was issued 2,000,000 Series B Preferred shares as consideration for an investment in the Company.

On or around February 26, 2016, William Schultz funded monies to the Company and had a subscription receivable for 2,500,000 Series B Preferred shares as consideration for an investment in the Company.

Table of Content

HDS International Corp.
Notes to the Financial Statements
(expressed in U.S. dollars)

7.	Preferred Stock (continued)

On or around February 26, 2016, Paul Rauner was issued 800,000 Series B Preferred shares as consideration for the strategic change of control transaction with CMG Holdings Group, Inc.

On or around February 26, 2016, Galina Berkovich was issued 800,000 Series B Preferred shares as consideration for the strategic change of control transaction with CMG Holdings Group, Inc.

On or around February 26, 2016, Bernard Mangold was issued 400,000 Series B Preferred shares as consideration for the strategic change of control transaction with CMG Holdings Group, Inc.

On or around March 7, 2016, Silver Lining Management, an entity controlled by David Dorwart, our Director, funded monies to the Company and had a subscription receivable for 5,000,000 Series B Preferred shares as consideration for an investment in the Company.

On or around March 15, 2016, Brett Nesland was issued 1,000,000 Series B Preferred shares as consideration for an investment in the Company.

The vast majority of the Series B Preferred stock investors have agreed to lock-up their investments for a period of one year as of May 2016.

8.	Related Party Transactions

(a)
As at March 31,2016, the Company owes $0 (December 31, 2015 – $570) to the previous President and CEO of the Company for reimbursement of expenses which has been included in accounts payable and accrued liabilities – related parties.  The amount owing is unsecured, non-interest bearing, and due on demand.

As  at March 31, 2016, the Company owes $0 (December 31, 2015 – $6,100) to the previous President and CEO of the Company for reimbursement of expenses which has been included in accounts payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

9.	Income Taxes

The Company has a net operating loss carried forward of $3,245,293 available to offset taxable income in future years which commence expiring in fiscal 2030.

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

	2016	2015
Income tax recovery at statutory rate	$22,077	$195,612

Valuation allowance change	$(22,077)	$(195,612)

Provision for income taxes	$-	$-

The Significant components of deferred income tax assets and liabilities at March 312, 2016 and December 31, 2015 are as follows:

Net operating loss carried forward	$3,245.293	$3,018,073

Valuation allowance	$(3,245,293)	$(3,018,073)

Net deferred income tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited.

Table of Content

HDS International Corp.
Notes to the Financial Statements
(expressed in U.S. dollars)

10.	Subsequent Events

On or around April 5, 2016, Pecan Bluff Investments LLC, funded monies to the Company and had a subscription receivable for 2,500,000 Series B Preferred shares as consideration for an investment in the Company.

On or around April 5, 2016, Fly Faster LLC, funded monies to the Company and had a subscription receivable for 2,500,000 Series B Preferred shares as consideration for an investment in the Company.

On or around April 5, 2016, Independent Drug Distributors LLC, funded monies to the Company and had a subscription receivable for 5,000,000 Series B Preferred shares as consideration for an investment in the Company.

On or around April 7, 2016, Silver Linings Management, LLC funded the Company $13,439.50 in the form of convertible debentures secured by certain high-powered gaming machines purchased from XIDAX.  The notes bear interest at a rate of 10% per annum payable in cash or kind at the option of the Company, mature April 1, 2018, and are convertible into Series B Preferred shares at the option of the holder at any time.

On or around April 14, 2016, the Company formed and advisory Board and engaged Syndicate Studios, LLC for consulting services and issuing the Syndicate Studios 100,000,000 warrants with a two-year expiration and a strike price of $0.0002.  The warrants do not vest for one year and are subject to mutually agreed to performance criteria.  Sean Stalzer, owner of The Syndicate, has already been instrumental in introducing the Company to games publishers, members of the media, and gamers who have been vetting the Good Gaming 2.0 platform for the past few months.

On or around April 8, 2016, David Dorwart, our Director, funded monies to the Company and has a subscription receivable for 5,000,000 Series B Preferred shares as consideration for an investment in the Company.

On or around April 22, 2016, William Crusoe was issued 1,000,000 Series B Preferred shares as consideration for an investment in the Company.  The investor has since agreed to lockup his shares for a period of one year.

On or around April 22, 2016, Francesca Dorwart was issued 1,000,000 Series B Preferred shares as consideration for an investment in the Company.

The vast majority of the Series B Preferred stock investors have agreed to lock-up their investments for a period of one year as of May 2016.

Table of Content

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

Forward Looking Statements

This section and other parts of this Form 10-Q quarterly report includes "forward-looking statements", that involves risks and uncertainties. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Overview

HDS International, Inc. (the "Company", "we", or "us") was incorporated November 3, 2008 under the laws of the State of Nevada, to engage in providing certain business services.

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

Table of Content

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

Our goal is to become a leading tournament gaming platform and online destination targeting the over 205 million eSports players and participants worldwide that want to compete at the high school or college level.   We are a developmental stage business, have not generated any revenues to date and have a history of operating losses.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.
We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2015.

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2016	2015

Current Assets	$55,528	$-
Current Liabilities	688,182	639,842
Working Capital (Deficit)	(632,654)	(639,872)

Cash Flows

	March 31,	December 31,
	2016	2015

Cash Flows from (used in) Operating Activities	$(710)	$(73)
Cash Flows from (used in) Financing Activities	1,723	-
Net Increase (decrease) in Cash During Period	1,013	(73)

Table of Content
Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2016 were $160,803 compared with $81,494 for the three months ended March 31, 2015. The increase in operating expenses was attributed to a decrease in consulting fees of $63,835, and an increase in professional fees of $1,750, an increase in general and administrative fees of $99,472 for day-to-day operating costs and stock compensation of $41,921.

During the three months ended March 31, 2016, the Company recorded a net loss of $417,221 compared with net loss of $33,275 for the three months ended March 31, 2015. In addition to the above, the Company incurred $3,360 of interest expense relating to debt balances, $311,359 for loss on the change in fair value of derivatively liabilities and $58,300 income from restructure of debentures.

Liquidity and Capital Resources

As at March 31, 2016, the Company's cash balance was $1,013 compared to cash balance of $0 as at December 31, 2015. As of March 31, 2016, the Company's total assets were $1,522,842 compared to total assets of $0 as at December 31, 2015. The increase in the cash balance and total assets was attributed to the purchase of Good Gaming assets.  It was made up of cash $1,013, monies due from affiliates of $351,829 and gaming software of $1,170,000.  The Company expects to convert the monies due from affiliate to cash as needed for operation.  These funds were raised by the Company to relaunch its 2.0 platform and are currently held in bank accounts of our majority shareholder, CMG Holdings Group, Inc.

As of March 31, 2016, the Company had total liabilities of $1,094,601 compared with total liabilities of $689,859 as at December 31, 2015. The increase in total liabilities is attributed to an increase of account payable and accrued liabilities of $8,360, which pertained to trade accounts payable as well as convertible debentures of $101,700 and an increase in derivative liabilities of $311,359.
As of March 31, 2016, the Company has a working capital deficit of $591,759 compared with working capital deficit of $639,852 at December 31, 2014 with the increase in the working capital deficit attributed to the increases in accounts payable and accrued liabilities, convertible debentures and derivative liabilities during the period as discussed above also an increase due from affiliate.

Cashflow from Operating Activities

During the three months ended March 31, 2016 the Company used $710 of cash for operating activities compared to the use of $73 of cash for operating activities during the three months ended March 31, 2015.  The increase in cash used in operations was a result of accretion of debt discount, stock compensation, Debt reduction, due from affiliate and accounts payable accrued liabilities.

Cashflow from Financing Activities

During the three months ended March 31, 2016, the Company received $1,723 in cash from the purchase of Good Gaming assets. compared to $0 during the three months ended March 31, 2015.

Table of Content

Subsequent Developments

On or around April 5, 2016, Pecan Bluff Investments LLC, funded monies to the Company and had a subscription receivable for 2,500,000 Series B Preferred shares as consideration for an investment in the Company.

On or around April 5, 2016, Fly Faster LLC, funded monies to the Company and had a subscription receivable for 2,500,000 Series B Preferred shares as consideration for an investment in the Company.

On or around April 5, 2016, Independent Drug Distributors LLC, funded monies to the Company and had a subscription receivable for 5,000,000 Series B Preferred shares as consideration for an investment in the Company.

On or around April 7, 2016, Silver Linings Management, LLC funded the Company $13,439.50 in the form of convertible debentures secured by certain high-powered gaming machines purchased from XIDAX.  The notes bear interest at a rate of 10% per annum payable in cash or kind at the option of the Company, mature April 1, 2018, and are convertible into Series B Preferred shares at the option of the holder at any time.

On or around April 14, 2016, the Company formed and advisory Board and engaged Syndicate Studios, LLC for consulting services and issuing the Syndicate Studios 100,000,000 warrants with a two-year expiration and a strike price of $0.0002.  The warrants do not vest for one year and are subject to mutually agreed to performance criteria.  Sean Stalzer, owner of The Syndicate, has already been instrumental in introducing the Company to games publishers, members of the media, and gamers who have been vetting the Good Gaming 2.0 platform for the past few months.

On or around April 8, 2016, David Dorwart, our Director, funded monies to the Company and has a subscription receivable for 5,000,000 Series B Preferred shares as consideration for an investment in the Company.

On or around April 22, 2016, William Crusoe was issued 1,000,000 Series B Preferred shares as consideration for an investment in the Company.  The investor has since agreed to lockup his shares for a period of one year.

On or around April 22, 2016, Francesca Dorwart was issued 1,000,000 Series B Preferred shares as consideration for an investment in the Company.

The vast majority of the Series B Preferred stock investors have agreed to lock-up their investments for a period of one year as of May 2016.

Going Concern

               We have not attained profitable operations and are dependent upon the continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from our future business. These factors raise substantial doubt regarding our ability to continue as a going concern.

Table of Content

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

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the fact that the area in which we do business is highly competitive and constantly evolving. The market in which we do business is highly competitive and constantly evolving. We face competition from the larger and more established companies, from companies that have greater resources, including but not limited to, more money, and greater ability to expand their markets also cut into our potential customers. Many of our competitors have longer operating histories, significantly greater financial strength, nationwide advertising coverage and other resources that we do not have.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO/CFO does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company's lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Table of Content

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Sales – Series B Preferred Shares

On or around February 18, 2016, as part of the closing of the Good Gaming asset sale by CMG Holdings Group to HDS International Corp., CMG Holdings is due an additional 85,600,000 Series B Preferred Shares.  These shares due are currently in the form of a subscription payable by HDS International to CMG Holdings Group.

On or around February 18, 2016, Vikram Grover was issued 859,073 Series B Preferred shares in lieu of compensation due for services rendered to SirenGPS in 2015.

On or around February 23, 2016, Andrew Albrecht was issued 2,000,000 Series B Preferred shares as consideration for an investment in the Company.

On or around February 26, 2016, William Schultz funded monies to the Company and had a subscription receivable for 2,500,000 Series B Preferred shares as consideration for an investment in the Company.

On or around February 26, 2016, Paul Rauner was issued 800,000 Series B Preferred shares as consideration for the strategic change of control transaction with CMG Holdings Group, Inc.

On or around February 26, 2016, Galina Berkovich was issued 800,000 Series B Preferred shares as consideration for the strategic change of control transaction with CMG Holdings Group, Inc.

On or around February 26, 2016, Bernard Mangold was issued 400,000 Series B Preferred shares as consideration for the strategic change of control transaction with CMG Holdings Group, Inc.

On or around March 7, 2016, Silver Lining Management, an entity controlled by David Dorwart, our Director, funded monies to the Company and had a subscription receivable for 5,000,000 Series B Preferred shares as consideration for an investment in the Company.

On or around March 15, 2016, Brett Nesland was issued 1,000,000 Series B Preferred shares as consideration for an investment in the Company.

The vast majority of the Series B Preferred stock investors have agreed to lock-up their investments for a period of one year as of May 2016.

Table of Content

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5.	OTHER INFORMATION.

The vast majority of the Series B preferred stock investors have agreed to lock-up their investments for a period of one year.  The vast majority of the convertible note holders have agreed to lock-up their investments for a period of one year.    The balance have agreed to sell their positions to the Company or to investors of the Company’s choosing

Table of Content

ITEM 6.	EXHIBITS

Exhibit		Incorporated by reference			Filed
Number		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	3/24/09	3.1

3.2	Bylaws.	S-1	3/24/09	3.2

3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a

3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1

10.1	Exchange Note Purchase Agreement between Jabro Funding Corp. and Iconic Holdings, LLC dated March 31, 2015.	10-K	4/15/15	10.1

10.2	Exchange Note Purchase Agreement with Iconic Holdings, LLC dated April 1,2015.	10-K	4/15/15	10.2

10.3	Convertible Promissory Note with Iconic Holdings, LLC dated April 1, 2015.	10-K	4/15/15	10.3

10.4	Investment Agreement (ELOC) and Registration Rights Agreement with Iconic Holdings, LLC dated April 2, 2015.	10-K	4/15/15	10.4

10.5	Common Stock Purchase Warrant with Iconic Holdings, LLC dated April 6, 2015.	10-K	4/15/15	10.5

10.6	Stock Conversion and Subscription Agreement with Hillwinds Ocean Energy, LLC dated April 3, 2015.	10-K	4/15/15	10.6

10.7	Stock Conversion and Subscription Agreement with SirenGPS, Inc. dated April 3, 2015.	10-K	4/15/15	10.7

10.8	Promissory Note issued to HGT Capital LLC. dated April 15, 2015	8-K	4/21/15	10.1

10.9	Settlement Agreement and Mutual Release dated February 17, 2016			10.1	X

10.10	Convertible Promissory Note dated February 17, 2016			10.2	X

14.1	Code of Ethics.	10-K	3/29/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th of June 2016.

HDS INTERNATIONAL CORP.
(the "Registrant")

BY:	VIKRAM GROVE
Vikram Grover
President, Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer