Form 10-Q
period 2016-06-30
GOOD GAMING, INC.
filed 2016-08-19
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53949

Good Gaming, Inc.
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2016, there were 1,995,290,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

Good Gaming, Inc.
Form 10-Q

For the Fiscal Quarter Ended June 30, 2016

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

Good Gaming, Inc.
(Formerly HDS International Corp.)

Financial Statements
For the Fiscal Quarter Ended June 30, 2016

TABLE OF CONTENTS

Page
Balance Sheets (unaudited)		F-1
Statements of Operations (unaudited)		F-2
Statements of Cash Flows (unaudited)		F-3
Notes to the Financial Statements (unaudited)		F-4

Table of Content

Good Gaming, Inc.
(Formerly HDS International Corp)
Balance Sheets
(Expressed in U. S. Dollars
	June 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Current Assets
Cash	$132,270	$-
Due from affiliate	260,454	-

Total Current Assets	392,724	-

Equipment, net	12,768	-

Other Assets
Gaming Software, net of amortization	1,110,000	-

Total Other Assets	1,110,000	-

Total Assets	$1,515,492	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	$108,686	$96,141
Accounts payable and accrued liabilities - related party	-	6,670
Convertible debentures, net of unamortized discount of $0 and $36,088, respectively	75,000	83,300
Derivative liability	735,100	453,741

Total Current Liabilities	918,786	639,852

Convertible debentures, long-term	163,440	50,000

Total Liabilities	1,082,226	689,852

Stockholders' Deficit

Class A Preferred Stock
Authorized: 249,999,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 7,500,000 shares	7,500	7,500

Class B Preferred Stock
Authorized: 200,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 23,698,873 and 15,839,300 shares, respectively	23,698	15,839

Authorized: 1,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 0 shares	-	-

Common Stock
Authorized: 2,050,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 1,995,290,000 and 1,995,290,000 shares, respectively	1,995,290	1,995,290

Stock subscriptions payable	1,436,723
Additional paid-in capital	380,323	309,592
Accumulated deficit	(3,410,268)	(3,018,073)

Total Stockholders' equity (deficit)	433,266	(689,852)

Total liabilities and stockholders' equity (deficit)	$1,515,492	$-

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Good Gaming, Inc.
(Formerly HDS International Corp)
Statements of Operations
(Unauditeds)
(Expressed in U. S. Dollars

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating Expenses

Consulting fees	95,090	28,859	121,090	98,694
General and administrative	74,601	119,516	140,761	127,925
Professional fees	-	42,250	5,000	45,500
Stock compensation	-	-	41,921	-

Total Operating Expenses	169,691	190,625	308,772	272,119

Net Loss Before Other Expenses	(169,691)	(190,625)	(308,772)	(272,119)

Other Income (Expenses)

Interest expense	(3,360)	(8,144)	(6,720)	(30,974)
Debt Restructure	-		58,300	-
Loss on Change in fair value of derivative liability	30,000	(7,241)	(281,359)	(32,630)

Total Other Income (Expenses)	26,640	(15,385)	(229,779)	(63,604)

Net Loss	$(143,051)	$(206,010)	$(538,551)	$(335,723)

Net Loss Per Share, Basic and Diluted	$-	$-	$-	$-

Weighted Average Shares Outstanding	1,995,290,000	1,995,290,000	1,995,290,000	1,549,334,532

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Good Gaming, Inc.
(Formerly HDS International Corp)
Statements of Cash Flows
(Unaudited)
(Expressed in U. S. Dollars)

	For the six Months Ended
	June 30,
	2016	2015

Operating Activities

Net Loss	$(538,551)	$(335,723)

Adjustment to reconcile net loss to
net cash used in operating activities

Accretion of debt discount	281,359	15,052
Depreciation	672	-
Amortization of software	90,000
Amortization of deferred financing costs	-	1,020
Loss on change in fair value of derivative liability	-	32,630
Stock compensation	41,921	-
Debt Reduction	(58,300)

Changes in operating assets and liabilities

Due from affiliate	27,572
Accounts payable and accrued liabilities	12,544	77,991
Accounts payable and accrued liabilities-related parties	(6,670)	43,957

Net Cash Provided by (Used in) Operating Activities	(149,453)	(165,073)

Investing activities

Purchase of equipment	(13,440)	-

Net Cash Provided by (Used in) Investing activities	(13,440)

Financing activities

Proceeds from purchase of Good Gaming	1,723	-
Proceeds from convertible debenture, net of financing costs	113,440	165,000
Proceeds from sale of preferred stock CL B	30,000	-
Proceeds from stock subscriptions	150,000	-

Net Cash Provided by (Used in) Financing activities	295,163	165,000

Change in Cash	132,270	(73)

Cash, Beginning of Period	-	73

Cash, End of period	$132,270	$-

Non-cash investing and financing activities
Adjustment to Derivative liability	$-	$53,911
Common shares issued for conversion of debt	$-	$39,960
Common shares issued for payment of related party payable	$6,670
Debt Discount due to beneficial conversion feature	$-	$15,500

The accompanying notes are an integral part of these consolidated financial statements

6

Table of Content

Good Gaming, Inc.
Notes to Financial Statements
Unaudited
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

On February 18, 2016, the Company acquired Good Gaming, Inc. from CMG Holdings Group, Inc. (OTCQB: CMGO).

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of June 30, 2016, the Company had a working capital deficiency of $526,062 and an accumulated deficit of $3,410,268. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation

The financial statements for the periods ending June 30, 2016  include the accounts of the Company.
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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2016 and 2015, the Company had no cash equivalents.

(e)	Intangible Assets

                                            Intangible assets are carried at the purchased cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally five years.

Table of Content

Good Gaming, Inc.
Notes to the Financial Statements
Unaudited
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

ASC 220, Comprehensive Income , establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2016 and 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Table of Content

Good Gaming, Inc.
Notes to the Financial Statements
Unaudited
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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's balance sheet as at June 30, 2016 and December 31, 2015 as follows:

	Balance, December 31, 2014	Conversions	Changes in Fair Values	Balance, June 30, 2016
Derivative Liability	$453,741	$—	$281,359	$735,100

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

The Company valued the software purchased at $1,200,000 at purchase date February 18, 2016.  The software has a useful life of 5 years.  Amortization expense is calculated with straight line method at mid-month convesion for the period ending June 30, 2016 as $60,000.

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

Table of Content

Good Gaming, Inc.
Notes to the Financial Statements
Unaudited
(expressed in U.S. dollars)

Convertible Debentures (continued)

(b)
On April 1, 2015, we entered into a transaction with Iconic Holdings, LLC (the "Purchaser"), whereby Iconic Holdings agreed to provide up to $600,000 through a structured convertible promissory note (the "Note"), with funds to be received in tranches. The note bears interest of 10% and is due April 1, 2016. The initial proceeds of $40,000 was received on April 9, 2015, with $30,000 remitted and delivered to us, $4,000 retained by the Purchaser as an original issue discount, and $6,000 retained by the Purchaser for legal expenses.  In February 2016 as part of a settlement between the lender and the Company, the note along with a remaining balance of $8300 from former JABRO-Asher notes were restructured to a principle amount of $25,000 with a due date of June 18, 2017 and a 0% interest rate.  The lender is subject to strict lock-up and leak-out provisions.  Additionally, as part of the February 2016 settlement with the lender, the lender funded $100,000 new debentures due August 2018 bearing 0% interest with the lender subject to strict lock-up and leak-out provisions.  The Company is currently negotiating the lock-up of these debentures from conversion into common stock for a period of one-year commencing June 10, 2016.

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

(d)
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

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended June 30, 2016 and December 31, 2015 :

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

An event of default would occur 0% of the time, increasing to 1.0% per month to a maximum of 5%.

A summary of the activity of the derivative liability is shown below:
Balance December 31, 2014	$70,290
Adjustment for Conversion	(64,767)
Mark to market adjustment at December 31, 2015	448,218
Balance December 31, 2015	453,741
Adjustment for Conversion	-
Mark to market adjustment at June 30, 2016	281,359
Balance June 30, 2016	$735,100

Table of Content

Good Gaming, Inc.
Notes to the Financial Statements
Unaudited
(expressed in U.S. dollars)

6.	Common Stock

Share Transactions for the Quarter Ended June 30, 2016:

None

7.	Preferred Stock

Our Articles of Incorporation, which were amended effective July 22, 2016, authorize us to issue up to 450,000,000 shares of preferred stock, $0.001 par value. Of the 450,000,000 authorized shares of preferred stock, the total number of shares of Class A Preferred Shares the Corporation shall have the authority to issue is Two Hundred Forty Nine Million, Nine Hundred Ninety Nine Thousand (249,999,000), with a stated par value of $0.001 per share, and the total number of shares of Class B Preferred Shares the Corporation shall have the authority to issue is Two Hundred Million (200,000,000), with a stated par value of $0.001 per share, and the total number of newly authorized Class C Preferred Shares the Corporation shall have the authority to issue is One Thousand (1,000). Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors' power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of June 30, 2016, we had 7,500,000 shares of our Class A preferred stock issued and outstanding. As of June 30, 2016, we had 23,698,873 shares of Class B preferred stock issued and outstanding.  As of June 30, 2016, we had no shares of Class C Preferred Stock issued and outstanding.

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

Table of Content

Good Gaming, Inc.
Notes to the Financial Statements
Unaudited
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

(a)
As at June 30,2016, the Company owes $0 (December 31, 2015 – $570) to the previous President and CEO of the Company for reimbursement of expenses which has been included in accounts payable and accrued liabilities – related parties.  The amount owing is unsecured, non-interest bearing, and due on demand.

As  at June 30, 2016, the Company owes $0 (December 31, 2015 – $6,100) to the previous President and CEO of the Company for reimbursement of expenses which has been included in accounts payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

9.	Income Taxes

The Company has a net operating loss carried forward of $3,239,596 available to offset taxable income in future years which commence expiring in fiscal 2030.

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

The Significant components of deferred income tax assets and liabilities at June 30, 2016 and December 31, 2015 are as follows:

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

Table of Content

Good Gaming, Inc.
Notes to the Financial Statements
Unaudited
(expressed in U.S. dollars)

10.	Stock Subscriptions

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

The vast majority of the Series B Preferred stock investors have agreed to lock-up their investments for a period of one year as of May 2016.

11.	Consulting Agreements

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

12.	Subsequent Events

On July 25, 2016, the Company engaged Kevin Harrington Enterprises (KBHJJ LLC) to provide consulting services, including introductions to potential investors and sponsors for eSports tournaments, among other things.  As part of the Agreement, the Company appointed Kevin Harrington to its Advisory Board and issued KBHJJ one hundred million common stock purchase warrants with a two-year expiration, cashless exercise, and strike price of $0.0003.  The warrants do not vest for a period of one year.

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

Overview

Good Gaming, Inc. (the "Company", "we", or "us") was incorporated November 3, 2008 under the laws of the State of Nevada, to engage in providing certain business services.

On February 18, 2016, the Company, gormerly HDS International Corp., acquired Good Gaming, Inc. from CMG Holdings Group, Inc. (OTCQB: CMGO).  On that date, the Company’s former CEO, Paul Rauner, resigned. And the Company appointed Vik Grover to the positions of CEO and Director. Vik Grover is a former Wall Street analyst and investment banker with 20 years' experience in telecommunications, media and technology.  In addition, Barbara Laken and David Dorwart were elected by the majority shareholders to the Company's Board of Directors.  Ms. Laken is a former teacher, with experience creating specialized formats for advanced placement and special needs programs, with emphasis on systems management and curriculum development. A published novelist and co-author of an optioned screenplay. Mr. Dorwart is the Co-Founder and Chairman of Assist Wireless, Inc., a provider of lifeline wireless services to tens of thousands of subscribers primarily in the Midwest.

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

Good Gaming held one of the largest pay-to-play online tournaments in history in December 2014 based on Activision Blizzard’s title Hearthstone: Heroes of Warcraft.  The tournament attracted 300,000 unique visitors, over 1,250+ paying members and increased overall memberships in Good Gaming from 1,000 to over 15,000 members.  In 2015, the Company spent an entire year refining its platform and preparing for a more sustainable business plan that could infinitely scale.  In 2016, the Company completed its 2.0 tournament platform and, as a result, has run dozens of robotic internal test tournaments and held numerous free-to-play tournaments of increasing size with its partner, The Syndicate, the owner of the world’s longest running online gaming guild with 1,200 members worldwide.  Good Gaming also conducted two closed public beta tournaments of hundreds of participants in May 2016 in order to fully vet the system.  After making roughly 100 fixes and changes to the system, it now runs flawlessly.  The system is designed to scale to 512,000 concurrent competitors.  The Company is currently updating the system to handle team tournaments, which will further expand its opportunity to popular titles that have tens of millions of active players and to recently launched titles that have the potential for cross-platform play between Gaming PC, Microsoft Xbox and Sony PlayStation.

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

RESULTS OF OPERATIONS

Working Capital

	June 31,	December 31,
	2016	2015

Current Assets	$392,724	$-
Current Liabilities	918,786	639,842
Working Capital (Deficit)	(526,062)	(639,872)

Cash Flows

	June 30,	December 31,
	2016	2015

Cash Flows from (used in) Operating Activities	$(149,453)	$(73)
Cash Flows from (used in) Investment Activities	(13,440)	-
Cash Flows from (used in) Financing Activities	295,163	-
Net Increase (decrease) in Cash During Period	132,270	(73)

Table of Content
Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the six months ended June 30, 2016 were $308,772 compared with $272,119 for the six months ended June 30, 2015. The increase in operating expenses was attributed to an increase in consulting fees of $22,396, and a decreasee in professional fees of $40,500, a increase in general and administrative fees of $12,836 for day-to-day operating costs and stock compensation of $41,921.

During the six months ended June 30, 2016, the Company recorded a net loss of $538,551 compared with net loss of $335,723 for the six months ended June 30, 2015. In addition to the above, the Company incurred $6,720 of interest expense relating to debt balances, $311,359 for loss on the change in fair value of derivatively liabilities and $58,300 income from restructure of debentures.

Liquidity and Capital Resources

As at June 30, 2016, the Company's cash balance was $132,270 compared to cash balance of $0 as at December 31, 2015. As of June 30, 2016, the Company's total assets were $1,515,492 compared to total assets of $0 as at December 31, 2015. The increase in the cash balance and total assets was attributed to the purchase of Good Gaming assets.  It was made up of cash $132,270, monies due from affiliates of $260,454, equipment of $12,768 and gaming software of $1,110,000.  The Company expects to convert the monies due from affiliate to cash as needed for operation.  These funds were raised by the Company to relaunch its 2.0 platform and are currently held in bank accounts of our majority shareholder, CMG Holdings Group, Inc.

As of June 30, 2016, the Company had total liabilities of $1,082,226 compared with total liabilities of $689,852 as at December 31, 2015. The increase in total liabilities is attributed to an increase of account payable and accrued liabilities of $12,545, which pertained to trade accounts payable as well as convertible debentures of $105,140 and an increase in derivative liabilities of $281,359.
As of June 30, 2016, the Company has a working capital deficit of $526,062 compared with working capital deficit of $639,852 at December 31, 2015 with the increase in the working capital deficit attributed to the increases in accounts payable and accrued liabilities, convertible debentures and derivative liabilities during the period as discussed above also an increase due from affiliate.

Cashflow from Operating Activities

During the six months ended June 30, 2016 the Company used $149,453 of cash for operating activities compared to the use of $165,073 of cash for operating activities during the six months ended June 30, 2015.  The decrease in cash used in operations was a result of accretion of debt discount, stock compensation, debt reduction, due from affiliate and accounts payable accrued liabilities.

Cashflow from Investing Activities

During the six months ended June 30, 2016 the Company used $13,440 cash to purchase equipment.

Table of Content

Cashflow from Financing Activities

During the six months ended June 30, 2016, the Company received $1,723 cash from the purchase of Good Gaming assets. compared to $0 during the six months ended June 30, 2015.  The Company received $113,440 in convertible debentures, $30,000 from sale of Cl B preferred stock and $150,000 from stock subscriptions.

Subsequent Developments

On July 25, 2016, the Company engaged Kevin Harrington Enterprises (KBHJJ LLC) to provide consulting services, including introductions to potential investors and sponsors for eSports tournaments, among other things.  As part of the Agreement, the Company appointed Kevin Harrington to its Advisory Board and issued KBHJJ one hundred million common stock purchase warrants with a two-year expiration, cashless exercise, and strike price of $0.0003.  The warrants do not vest for a period of one year.

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

Table of Content

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

Table of Content

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

Table of Content

ITEM 6.	EXHIBITS

Exhibit		Incorporated by reference			Filed
Number		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	3/24/09	3.1

3.2	Bylaws.	S-1	3/24/09	3.2

3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a

3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1

10.1	Exchange Note Purchase Agreement between Jabro Funding Corp. and Iconic Holdings, LLC dated March 31, 2015.	10-K	4/15/15	10.1

10.2	Exchange Note Purchase Agreement with Iconic Holdings, LLC dated April 1,2015.	10-K	4/15/15	10.2

10.3	Convertible Promissory Note with Iconic Holdings, LLC dated April 1, 2015.	10-K	4/15/15	10.3

10.4	Investment Agreement (ELOC) and Registration Rights Agreement with Iconic Holdings, LLC dated April 2, 2015.	10-K	4/15/15	10.4

10.5	Common Stock Purchase Warrant with Iconic Holdings, LLC dated April 6, 2015.	10-K	4/15/15	10.5

10.6	Stock Conversion and Subscription Agreement with Hillwinds Ocean Energy, LLC dated April 3, 2015.	10-K	4/15/15	10.6

10.7	Stock Conversion and Subscription Agreement with SirenGPS, Inc. dated April 3, 2015.	10-K	4/15/15	10.7

10.8	Promissory Note issued to HGT Capital LLC. dated April 15, 2015	8-K	4/21/15	10.1

10.9	Settlement Agreement and Mutual Release dated February 17, 2016	10-Q	3/31/16	10.1

10.10	Convertible Promissory Note dated February 17, 2016	10-Q	3/31/16	10.2

14.1	Code of Ethics.	10-K	3/29/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

Reports on Form 8-K:

	Amendment to Articles of Incorporation - Change of Name	8-K	6/30/16	5.03 and 7.02

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th of August 2016.

HDS INTERNATIONAL CORP.
(the "Registrant")

BY:	VIKRAM GROVE
Vikram Grover
President, Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer