Form 10-Q
period 2016-09-30
GOOD GAMING, INC.
filed 2016-11-21
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2016, there were 1,878,340,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

Good Gaming, Inc.
Form 10-Q

For the Fiscal Quarter Ended September 30, 2016

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

Good Gaming, Inc.
(Formerly HDS International Corp.)

Financial Statements
For the Fiscal Quarter Ended September 30, 2016

TABLE OF CONTENTS

Page
Balance Sheets (unaudited)		F-1
Statements of Operations (unaudited)		F-2
Statements of Cash Flows (unaudited)		F-3
Notes to the Financial Statements (unaudited)		F-4

Table of Content

Good Gaming, Inc.
(Formerly HDS International Corp)
Balance Sheets
(Expressed in U. S. Dollars
	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Current Assets
Cash	$66,786	$-
Due from affiliate	76,712	-

Total Current Assets	143,498	-

Equipment, net	12,096	-

Other Assets
Gaming Software, net of amortization	1,050,000	-

Total Other Assets	1,050,000	-

Total Assets	$1,205,594	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	$108,686	$96,141
Accounts payable and accrued liabilities - related party	-	6,670
Convertible debentures, net of unamortized discount of $0 and $36,088, respectively	68,750	83,300
Derivative liability	715,832	453,741

Total Current Liabilities	893,268	639,852

Convertible debentures, long-term	163,440	50,000

Total Liabilities	1,056,708	689,852

Stockholders' Deficit

Class A Preferred Stock
Authorized: 249,999,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 7,500,000 shares	7,500	7,500

Class B Preferred Stock
Authorized: 200,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 153,998,873 and 15,839,300 shares, respectively	153,999	15,839

Class C Preferred Stock
Authorized: 1,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 1,000 and 0 shares, respectively	1	-

Common Stock
Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 1,878,340,000 and 1,995,290,000 shares, respectively	1,878,340	1,995,290

Additional paid-in capital	1,768,497	309,592
Accumulated deficit	(3,659,451)	(3,018,073)

Total Stockholders' equity (deficit)	148,886	(689,852)

Total liabilities and stockholders' equity (deficit)	$1,205,594	$-

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Good Gaming, Inc.
(Formerly HDS International Corp)
Statements of Operations
(Expressed in U. S. Dollars)
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$2,000	$-	$2,000	$-

Operating Expenses

Consulting fees	20,000	96,000	141,090	98,694
General and administrative	192,091	170	374,773	127,925
Professional fees	5,000	5,060	10,000	45,500

Total Operating Expenses	217,091	101,230	525,863	272,119

Net Loss Before Other Expenses	(215,091)	(101,230)	(523,863)	(272,119)

Other Income (Expenses)

Interest expense	(3,360)	(26,601)	(10,080)	(35,237)
Debt Restructure	-		58,300	-
Gain (Loss) on Change in fair value of derivative liability	19,268	7,580	(262,091)	(32,630)

Total Other Income (Expenses)	15,908	(19,021)	(213,871)	(67,867)

Net Loss	$(199,183)	$(120,251)	$(737,734)	$(339,986)

Net Loss Per Share, Basic and Diluted	$-	$-	$-	$-

Weighted Average Shares Outstanding	1,878,340,000	1,995,290,000	1,878,340,000	1,549,334,532

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Good Gaming, Inc.
(Formerly HDS International Corp)
Statements of Cash Flows
(Expressed in U. S. Dollars)
(Unaudited)

	For the nine months ended
	September 30,
	2016	2015

Operating Activities

Net Loss	$(737,734)	$(339,986)

Adjustment to reconcile net loss to
net cash used in operating activities

Accretion of debt discount	281,359	15,052
Depreciation	1,344	-
Amortization of software	150,000
Amortization of deferred financing costs	-	1,020
(Gain) Loss on change in fair value of derivative liability	(19,268)	32,630
Stock compensation	41,921	-
Debt Reduction	(58,300)

Changes in operating assets and liabilities

Due from affiliate	119,867
Accounts payable and accrued liabilities	12,544	82,254
Accounts payable and accrued liabilities-related parties	(6,670)	43,957

Net Cash Provided by (Used in) Operating Activities	(214,937)	(165,073)

Investing activities

Purchase of equipment	(13,440)	-

Net Cash Provided by (Used in) Investing activities	(13,440)

Financing activities

Proceeds from purchase of Good Gaming	1,723	-
Proceeds from convertible debenture, net of financing costs	113,440	165,000
Proceeds from sale of preferred stock CL B	30,000	-
Proceeds from stock subscriptions	150,000	-

Net Cash Provided by (Used in) Financing activities	295,163	165,000

Change in Cash	66,786	(73)

Cash, Beginning of Period	-	73

Cash, End of period	$66,786	$-

Non-cash investing and financing activities
Adjustment to Derivative liability	$-	$53,911
Common shares issued for conversion of debt	$62,500	$39,960
Preferred B shares issued for stock subscriptions	$92,500	$-
Preferred B shares issued for purchase of Good Gaming	$86,650	$-
Preferred C shares issued for purchase of Good Gaming	$1	$-
Common shares issued for payment of related party payable	$6,670	$-
Debt Discount due to beneficial conversion feature	$-	$15,500

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Good Gaming, Inc.
Notes to Financial Statements
Unaudited
(expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Good Gaming, Inc, (Formerly HDS International Corp). (the "Company") was incorporated on November 3, 2008 under the laws of the State of Nevada. The Company is a leading tournament gaming platform and online destination targeting the over 205 million eSports players and participants worldwide that want to compete at the high school or college level.   A substantial portion of the Company's activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any revenue to date.

On February 18, 2016, the Company acquired Good Gaming, Inc. from CMG Holdings Group, Inc. (OTCQB: CMGO).

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of September 30, 2016, the Company had a working capital deficiency of $749,770 and an accumulated deficit of 3,659,451. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation

The financial statements for the periods ending September 30, 2016  include the accounts of the Company.
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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2016 and 2015, the Company had no cash equivalents.

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

ASC 220, Comprehensive Income , establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2016 and 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's balance sheet as at September 30, 2016 and December 31, 2015 as follows:

	Balance, December 31, 2014	Conversions	Changes in Fair Values	Balance, September 30, 2016
Derivative Liability	$453,741	$—	$262,091	$715,832

(m)	Recent Accounting Pronouncements

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

The Company valued the software purchased at $1,200,000 at purchase date February 18, 2016.  The software has a useful life of 5 years.  Amortization for the nine months ending September 30, 2016 is calculated at $150,000.

4.	Debt

Convertible Debentures

(a)
On April 15, 2015, the Company entered into a $100,000 convertible debenture with a non-related party. During the quarter ended June 30, 2015 The Company received the first $50,000 payment.  The remaining $50,000 payment will be made at the request of the borrower.  No additional payments have been made as of March 31, 2016.  Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on October 16, 2016. The note is convertible into shares of common stock any time after the maturity date at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. For the period ended June 30, 2016, the Company recorded accrued interest of $2,520 (December, 31, 2015 $3,894), which has been included in accounts payable and accrued liabilities.  The lender has agreed to sell this investment to the Company or to an investor of the Company’s choosing at face value plus interest.

Table of Content

Good Gaming, Inc.
Notes to the Financial Statements
Unaudited
(expressed in U.S. dollars)

Convertible Debentures (continued)

(b)
On April 1, 2015, we entered into a transaction with Iconic Holdings, LLC (the "Purchaser"), whereby Iconic Holdings agreed to provide up to $600,000 through a structured convertible promissory note (the "Note"), with funds to be received in tranches. The note bears interest of 10% and is due April 1, 2016. The initial proceeds of $40,000 was received on April 9, 2015, with $30,000 remitted and delivered to us, $4,000 retained by the Purchaser as an original issue discount, and $6,000 retained by the Purchaser for legal expenses.  In February 2016 as part of a settlement between the lender and the Company, the note along with a remaining balance of $8300 from former JABRO-Asher notes were restructured to a principle amount of $25,000 with a due date of June 18, 2017 and a 0% interest rate.  The lender is subject to strict lock-up and leak-out provisions.  Additionally, as part of the February 2016 settlement with the lender, the lender funded $100,000 new debentures due August 2018 bearing 0% interest with the lender subject to strict lock-up and leak-out provisions.  The Company has negotiated the lock-up of these debentures from conversion into common stock for a period of one-year commencing.

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

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended September 30, 2016 and December 31, 2015:

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

       The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended September 30, 2016 and December 31, 2015:

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

An event of default would occur 0% of the time, increasing to 1.0% per month to a maximum of 5%.

A summary of the activity of the derivative liability is shown below:
Balance December 31, 2014	$70,290
Adjustment for Conversion	(64,767)
Mark to market adjustment at December 31, 2015	448,218
Balance December 31, 2015	453,741
Adjustment for Conversion	-
Mark to market adjustment at September 30, 2016	262,091
Balance June 30, 2016	$715,832

Table of Content

Good Gaming, Inc.
Notes to the Financial Statements
Unaudited
(expressed in U.S. dollars)

6.	Common Stock

Share Transactions for the Quarter Ended Septrmber 30, 2016:

On August 16, 2016, the Company exchanged 1.15MM Series B Preferred Shares with an investor for 179,450,000 common shares which were retired into treasury.  These common shares were pledged to Iconic Holdings, LLC contractually as collateral against a $25,000 convertible debenture that was restructured in February 2016.  By agreement, the lender converted a portion of this note into common shares eliminating debt from the Company’s balance sheet.  The Company has agreed to deliver an additional 70,050,000 common shares to the lender by year-end 2016, which will eliminate the debenture in its entirety.  Iconic Holdings has agreed to lock-up a $100,000 convertible debenture for a period of one-year effective June 10, 2016, subject to strict covenants that will protect common shareholders from significant dilution.  The net effect of this Agreement is that the common share float of the Company has not been increased and that shareholders will not be negatively impacted by a common stock increase and additional dilution.

On August 31,  2016 Iconic Holdings converted $6,250 of convertible debt into 62,250,000 shares of the Company’s common stock

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

As of September 30, 2016, we had 7,500,000 shares of our Class A Preferred Stock issued and outstanding.

The 7,500,000 issued and outstanding shares of Class A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each one Class A Preferred Share. The 153,998,873 issued and outstanding shares of Class B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each one Class B Preferred Share. The 1,000 issued and outstanding shares of Class C Preferred Stock are are not convertible . They are Voting preferred shares If all of our Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock was converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 4,489,774,600 shares.

On August 16, 2016 the Company issued 130,300,000 share of series B preferred stock.  86,650,000 shares were issued for the purchase of Good Gaming software, 1,150,000 shares were issued in exchange for 179,450,000 shares of commons stock and 42,500,000 shares were issued for stock subscriptions receivable.

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

On August 16, 2016 all of the above shares were issued as noted above, 42,500,000 shares.

The vast majority of the Series B Preferred stock investors have agreed to lock-up their investments for a period of one year as of May 2016.

As of September 30, 2016, we had 153,998,873 shares of Class B Preferred Stock issued and outstanding.

On August 31, 2016 the Company issued 1,000 shares of preferred C stock to CMG Holdings Group, Inc. as a result of the purchase of Good Gaming software.

8.	Related Party Transactions

(a)
As at September 30,2016, the Company owes $0 (December 31, 2015 – $570) to the previous President and CEO of the Company for reimbursement of expenses which has been included in accounts payable and accrued liabilities – related parties.  The amount owing is unsecured, non-interest bearing, and due on demand.

As  at September 30, 2016, the Company owes $0 (December 31, 2015 – $6,100) to the previous President and CEO of the Company for reimbursement of expenses which has been included in accounts payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

9.	Income Taxes

The Company has a net operating loss carried forward of $3,678,719 available to offset taxable income in future years which commence expiring in fiscal 2030.

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

The Significant components of deferred income tax assets and liabilities at September 30, 2016 and December 31, 2015 are as follows:

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

11.	Subsequent Events

    On October 5, 2016 Iconic Holdings converted $6,250 of convertible debt into 62,250,000 shares of the Company’s common stock

     On October 11, 2016 Iconic Holdings converted $5,915 of convertible debt into 59,150,000 shares of the Company’s common stock

Table of Content

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

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

We have developed a proprietary app that will revolutionize Blizzard’s game of Hearthstone competitively, which is the main title that we run for tournaments today.  When players face each other off in duels so far the Conquest and Last Hero Standing formats were used, which both have flaws. Our app will introduce the new and better "Strike" format to the 50-60 million people that play Hearthstone worldwide, so we think this app, if it takes off, can drive millions and tens of millions of unique visitors to the GG website.  We will require people to come to our site every time they want to use the app. The model is still being discussed internally, but the bottom line is this app has the potential to take GG viral this winter and massively accelerate our model ahead of the BASE CASE we have shared with investors (e.g., we look for 5MM unique visitors in month 36).

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

RESULTS OF OPERATIONS

Working Capital

	September 31,	December 31,
	2016	2015

Current Assets	$143,498	$-
Current Liabilities	893,268	639,842
Working Capital (Deficit)	(749,770)	(639,872)

Cash Flows

	September 30,	December 31,
	2016	2015

Cash Flows from (used in) Operating Activities	$(214,937)	$(73)
Cash Flows from (used in) Investment Activities	(13,440)	-
Cash Flows from (used in) Financing Activities	295,163	-
Net Increase (decrease) in Cash During Period	66,786	(73)

Table of Content

Operating Revenues

During the quarter ended September the Company generated minimal revenues of $2,000 from sponsors.

Operating Expenses and Net Loss

    Operating expenses for the nine months ended September 30, 2016 were $525,863 compared with $272,119 for the nine months ended September 30, 2015. The increase in operating expenses was attributed to an increase in consulting fees of $42,406, and a decrease in professional fees of $35,500, an increase in general and administrative fees of $202,927 for day-to-day operating costs and stock compensation of $41,921.

    During the nine months ended September 30, 2016, the Company recorded a net loss of $737,734 compared with net loss of $339,986 for the nine months ended September 30, 2015. In addition to the above, the Company incurred $10,080 of interest expense relating to debt balances, $262,091 for loss on the change in fair value of derivatively liabilities and $58,300 income from restructure of debentures.

Liquidity and Capital Resources

    As at September 30, 2016, the Company's cash balance was $66,786 compared to cash balance of $0 as at December 31, 2015. As of September 30, 2016, the Company's total assets were $1,205,594 compared to total assets of $0 as at December 31, 2015. The increase in the cash balance and total assets was attributed to the purchase of Good Gaming assets.  It was made up of cash $66,786, monies due from affiliates of $168,159, equipment of $12,096 and gaming software of $1,050,000.  The Company expects to convert the monies due from affiliate to cash as needed for operation.  These funds were raised by the Company to relaunch its 2.0 platform and are currently held in bank accounts of our majority shareholder, CMG Holdings Group, Inc.

    As of September 30, 2016, the Company had total liabilities of $1,056,708 compared with total liabilities of $689,852 as at December 31, 2015. The increase in total liabilities is attributed to an increase of account payable and accrued liabilities of $12,545, which pertained to trade accounts payable as well as convertible debentures of $105,140 and an increase in derivative liabilities of $281,359.

    As of September 30, 2016, the Company has a working capital deficit of  $749,770 compared with working capital deficit of $639,852 at December 31, 2015 with the increase in the working capital deficit attributed to the increases in accounts payable and accrued liabilities, convertible debentures and derivative liabilities during the period as discussed above also an increase due from affiliate.

Cashflow from Operating Activities

    During the nine months ended September 30, 2016 the Company used $214,937 of cash for operating activities compared to the use of $165,073 of cash for operating activities during the nine months ended September 30, 2015.  The decrease in cash used in operations was a result of accretion of debt discount, stock compensation, debt reduction, due from affiliate and accounts payable accrued liabilities.

Cashflow from Investing Activities

During the nine months ended September 30, 2016 the Company used $13,440 cash to purchase equipment.

Table of Content

Cashflow from Financing Activities

During the nine months ended September 30, 2016, the Company received $1,723 in cash from the purchase of Good Gaming assets. compared to $0 during the nine months ended September 30, 2015.  The Company received $113,440 in convertible debentures, $30,000 from sale of Cl B preferred stock and $150,000 from Stock subscriptions.

Subsequent Developments

       On October 5, 2016,  2016 Iconic Holdings converted $6,250 of convertible debt into 62,250,000 shares of the Company’s common stock

    On October 11, 2016,  2016 Iconic Holdings converted $5,915 of convertible debt into 59,150,000 shares of the Compaiy’s common stock

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

Future Financings

    We will continue to rely on debentures, preferred stock and/or common stock in order to continue to fund our business operations.  The Company will consider selling securities in the future to fund operations.   There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

On August 16, 2016 the remaining shares shares were issued as noted in the footnotes to the financial statements.

       On August 16, 2016 the Company issued 130,300,000 share of series B preferred stock.  86,650,000 shares were issued for the purchase of Good Gaming software, 1,150,000 shares were issued in exchange for 179,450,000 shares of commons stock and 42,500,000 shares were issued for stock subscriptions receivable.

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

Table of Content

ITEM 6.	EXHIBITS

Exhibit		Incorporated by reference			Filed
Number		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	3/24/09	3.1

3.2	Bylaws.	S-1	3/24/09	3.2

3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a

3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1

10.1	Exchange Note Purchase Agreement between Jabro Funding Corp. and Iconic Holdings, LLC dated March 31, 2015.	10-K	4/15/15	10.1

10.2	Exchange Note Purchase Agreement with Iconic Holdings, LLC dated April 1,2015.	10-K	4/15/15	10.2

10.3	Convertible Promissory Note with Iconic Holdings, LLC dated April 1, 2015.	10-K	4/15/15	10.3

10.4	Investment Agreement (ELOC) and Registration Rights Agreement with Iconic Holdings, LLC dated April 2, 2015.	10-K	4/15/15	10.4

10.5	Common Stock Purchase Warrant with Iconic Holdings, LLC dated April 6, 2015.	10-K	4/15/15	10.5

10.6	Stock Conversion and Subscription Agreement with Hillwinds Ocean Energy, LLC dated April 3, 2015.	10-K	4/15/15	10.6

10.7	Stock Conversion and Subscription Agreement with SirenGPS, Inc. dated April 3, 2015.	10-K	4/15/15	10.7

10.8	Promissory Note issued to HGT Capital LLC. dated April 15, 2015	8-K	4/21/15	10.1

10.9	Settlement Agreement and Mutual Release dated February 17, 2016	10-Q	3/31/16	10.1

10.10	Convertible Promissory Note dated February 17, 2016	10-Q	3/31/16	10.2

14.1	Code of Ethics.	10-K	3/29/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

Reports on Form 8-K:

	Change in Registrant's Certifying Accountant	8-K	8/9/16	4.01

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 21st of November 2016.

HDS INTERNATIONAL CORP.
(the "Registrant")

BY:	VIKRAM GROVE
Vikram Grover
President, Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer