Form 10-K
period 2016-12-31
GOOD GAMING, INC.
filed 2017-04-17
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO  [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2016: $599,997.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,999,990,000 as of December 31, 2016.

Table of Content

PART I

ITEM 1.	BUSINESS.

General

Previously HDS International, Inc. (the "Company", "we", or "us") was a green technology company providing renewable energy and eco-sustainability solutions as well as an emergency management solutions company. On February 18, 2016, we changed the focus of our business to become a leading tournament gaming platform and online destination targeting the over 250 million eSports players and participants worldwide that want to compete at the high school or college level.   We have not generated any significant revenues to date and have a history of operating losses.

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

On April 1, 2015, we entered into a transaction with Iconic Holdings, LLC (the "Purchaser"), whereby Iconic Holdings agreed to provide up to $600,000 through a structured convertible promissory note (the "Note"), with funds to be received in tranches. The note bears interest of 10% and was due April 1, 2016. The initial proceeds of $40,000 was received on April 9, 2015, with $30,000 remitted and delivered to us, $4,000 retained by the Purchaser as an original issue discount, and $6,000 retained by the Purchaser for legal expenses.  The Purchaser had the right to convert the outstanding principal amount and interest under the Note in whole or in part into shares of common stock at a price equal to 50% of the average of the lowest three end of day closing prices of the Company's common stock during the 25 consecutive trading days prior to the date on which Holder elects to convert all or part of the Note.  The Purchased had the right to prepay according to a schedule: Between 1 and 90 days from the date of execution, the Note may be prepaid  for 135% of face value plus accrued interest. Between 91 and 180 days from the date of execution, the Note may be prepaid for 145% of face value plus accrued interest. After 180 days from the date of execution until the Due Date, the Note may not be prepaid without written consent from the Purchaser.  This agreement was terminated through a settlement and restructuring agreement with the Purchaser in February 2016.

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

Good Gaming differs from the professional level of eSports industries by focusing on the 250 million plus gamers that fall below the professional level and above the casual gamer, classified as “amateurs”.  Good Gaming also differs from other direct and indirect competitors by being the first to offer multi-game, multi-console services at the amateur eSports level.  The Company is not exclusive to any one vendor of hardware or software titles.

Good Gaming held the largest online tournaments in history in December 2014 based on Activision Blizzard’s title Hearthstone: Heroes of Warcraft.  The tournament attracted 300,000 unique visitors, over 1,250+ paying members and increased overall memberships in Good Gaming from 1,000 to over 15,000 members.  In 2015, the Company spent an entire year refining its platform and preparing for a more sustainable business plan that could infinitely scale.  In 2016, the Company completed its 2.0 tournament platform and, as a result, has run dozens of robotic internal test tournaments and held numerous free-to-play tournaments of increasing size with its partner, The Syndicate, the owner of the world’s longest running online gaming guild with 1,200 members worldwide.  Good Gaming also conducted two closed public beta tournaments of hundreds of participants in May 2016 in order to fully vet the system.  After making roughly 100 fixes and changes to the system, it now runs flawlessly.  The system is designed to scale to 512,000 concurrent competitors.

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

Good Gaming has proprietary intelectual property for an online currency barter system (Mercenary System) that allows gamers across multiple games and multiple consoles the ability to trade items and labor in an efficient manner. The Company intends to file a patent for its 2.0 framework later this year, as it is based on proprietary coding that can handle more scope and scale than the legacy 1.0 platform.  The market for these transactions is expected to grow from a billion dollars in 2016 to tens of billions of dollars by 2020.

The Company completed the 2.0 site during 2016, which allowes it to go live offering free-to-play tournaments for cash and prizes and offer gamers the premiere destination site for amateur eSports worldwide.  In 2017, the Company intends to perfect is B2C model targeting gamers directly.  In 2017, Good Gaming intends to launch a B2B program so other groups, including colleges, restaurants, bars and casino operators can offer their own tournaments using its platform.  The Company also intends to work on a 3.0 system that will integrate with mobile networks and offer additional features to its customers.

Insurance Policies

We do not currently maintain any insurance, but are in the process of obtaining the appropriate insurance to support our business operations.

Employees

There are currently over 20 contractors working on the Good Gaming project.  This group is made up of programmers, tournament administrators, social media experts and executives.  As the process matures most of these people and others will be hired as full time employees of the Company.

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

The Company has received a complaint in he State of New York from HGT Capital, LLC regarding a default on a $50,0000 loan.. The Company has retained council and is in the process of negotiaitng a settlement.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Table of Content

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock commenced trading on the over-the-counter Bulletin Board on October 7, 2009. It currently trades under the symbol "GMER". Following is a table of the high bid price and the low bid price for each quarter during the last two years.

2016	High Bid	Low Bid
First Quarter, Ending March 31	$0.0001	$0.0001
Second Quarter, Ending June 30	$0.0007	$0.0007
Third Quarter, Ending September 30	$0.0002	$0.0002
Fourth Quarter, Ending December 31	$0.0003	$0.0002

2015	High Bid	Low Bid
First Quarter, Ending March 31	$0.0001	$0.0001
Second Quarter, Ending June 30	$0.0002	$0.0001
Third Quarter, Ending September 30	$0.0001	$0.0001
Fourth Quarter, Ending December 31	$0.0003	$0.0002

Holders

As of December 31, 2016, we had 1,990,990,000 shares of our common stock issued and outstanding held by 46 stockholders of record.

Currently we have 7,500,000 shares of our Class A Preferred Stock issued and outstanding, and 161,528,779 shares of our Class B Preferred Stock issued and outstanding nd 1,000 shares of our Class C Preferred Stock.

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

As of December 31, 2016, we had 1,999,990,000 shares of common stock issued and outstanding.

Table of Content

Preferred Stock

Our Articles of Incorporation authorize us to issue up to 450,000,000 shares of preferred stock, $0.001 par value. Of the 450,000,000 authorized shares of preferred stock, the total number of shares of Class A Preferred Shares the Corporation shall have the authority to issue is Two-Hundred -Forty-Nine Million-Nine-Hundred-Ninety-Nine Thousand (249,999,000), with a stated par value of $0.001 per share, the total number of shares of Class B Preferred Shares the Corporation shall have the authority to issue is Two-Hundered-Million (200,000,000), with a stated par value of $0.001 per shareand the total number of shares of Class C Preferred Shares the Corporation shall have the authority to issue is One Thousand (1,000,000), with a stated par value of $0.001 per share,, . Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors' power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of  December 31, 2016, we had 7,500,000 shares of our Class A preferred stock issued and outstanding, 161,528,779 shares of Class B preferred stock issued and outstanding and 1,000 shares of our Class C Preferred Stock issued and outstanding.

The 7,500,000 issued and outstanding shares of Class A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each one Class A Preferred Share. The 161,528,779 issued and outstanding shares of Class B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each one Class B Preferred Share.  100,000,000 of the issued and outstanding shares of Class B Preferred Stock is owned by CMG Holdings Group, Inc.  If all of our Class A Preferred Stock and Class B Preferred Stock was converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 32,455,755,800 shares.

Options

We have not issued and do not have outstanding any options to purchase shares of our stock.  Good Gaming, Inc. has 100 million warrants with an exercise price of .001 (common stock).

Registration Rights

    As of December 31, 2016, there are no other outstanding registration rights or similar agreements.

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

Shares Eligible for Future Sale

As of December 31, 2016, we had 1,999,990,000 shares of our common stock issued and outstanding, a breakdown of which follows:

●	1,468,871,393 are freely tradable without restrictions (commonly referred to as the "public float")
●	531,118,607 are currently subject to the restrictions and sale limitations imposed by Rule 144.

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

bb) On August 16, 2016, the Company exchanged 1.15MM Series B Preferred Shares with an investor for 179,450,000 common shares which were retired into treasury.  These common shares were pledged to Iconic Holdings, LLC contractually as collateral against a $25,000 convertible debenture that was restructured in February 2016.  By agreement, the lender converted a portion of this note into common shares eliminating debt from the Company’s balance sheet.  The Company has agreed to deliver an additional 70,050,000 common shares to the lender by year-end 2016, which will eliminate the debenture in its entirety.  Iconic Holdings has agreed to lock-up a $100,000 convertible debenture for a period of one-year effective June 10, 2016, subject to strict covenants that will protect common shareholders from significant dilution.  The net effect of this Agreement is that the common share float of the Company has not been increased and that shareholders will not be negatively impacted by a common stock increase and additional dilution.

cc) On August 31, 2016 Iconic Holdings converted $6,250 of convertible debt into 62,250,000 shares of the Company’s common stock

dd) On October 5, 2016 Iconic Holdings converted $6,250 of convertible debt into 62,250,000 shares of the Company’s common stock..

ee) On October 11, 2016 Iconic Holdings converted $5,915 of convertible debt into 59,150,000 shares of the Company’s common stock.

Table of Content

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2016, neither we nor any "affiliated purchaser", as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

We are considered a start-up corporation. Our auditors have issued a going concern opinion on the consolidated financial statements for the year ended December 31, 2016.

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

2.	Enhance the platform with 3.0 features to integrate with mobile networks and offer other value-added features.

3.	File provisional patent application to protect the 2.0 Mercenary System, which offers a marketplace for the purchase and/or exchange of virtual goods and gaming labor.

4.	Add a suite of online games that subscribers can play for free depending on their status on the system..

5.	The Company will need to raise additional capital to move from the relaunch phase this spring-summer and fully fund its plan into 2018.

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

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance relating to our new business direction. We have not generated any meaningful revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Table of Content

Results of Operations – December 31, 2016 as compared to December 31, 2015

Working Capital

	December 31, 2016	December 31, 2015
Current Assets	$58,400	$-
Current Liabilities	477,848	639,852
Working Capital (Deficit)	(419,448)	(639,852)

Operating Revenues

    We have only generated minimal revenues since inception.

Operating Expenses and Net  Loss

    Operating expenses for the year ended December 31, 2016 were $676,266 compared with $240,419 for the year ended December 31, 2014. The increase in operating expenses was attributed to a increase in depreciation and amortization of assets acquired in 2016 and general and administrative expenses for day to day operating  costs.

    During the year ended December 31, 2016, the Company recorded a net loss of $491,300 compared with a net loss of $707,532 for the year ended December 31, 2015. In addition to the above, the Company incurred a change in fair value of derivative liability.

Liquidity  and  Capital Resources

    As at December 31, 2016, the Company's cash balance consisted of $47,900 compared to cash balance of $0 as at December 31, 2015. The increase in the cash balance was attributed the financing received for day-to-day activities. As at December 31, 2016, the Company had $1,059,824 in assets compared to total assets of $0 as at December 31, 2015. The increase was attributable to the financing received to pay for the day to day operations of the Company and the acquisition of Good Gaming, Inc.

    As at December 31, 2016, the Company had total liabilities of $641,288 compared with total liabilities of $689,852 as at December 31, 2015. The decrease in liabilities was attributable to increase in financing and accounts payable and decrease in derivative liabilities.

    As at December 31, 2016, the Company has a working capital deficit of $419,448 compared with a working capital deficit $639,852 at December 31, 2015 with the decrease in the working capital attributed to an increase in financing the Company received for day to day operating costs.

Cashflow  from  Operating Activities

    During the year ended December 31, 2016, the Company used $317,225 of cash for operating activities compared to the use of $133,373 of cash for operating activities during the year ended December 31, 2015. The increase in the use of cash for operating activities was attributed to the fact that the Company increased in operations due to the purchase of the gaming software.

Table of Content

Cashflow from Investing Activities

    During the years ended December 31, 2016 the Company had $13,440 in cash used in investing activities compared to $0 for the year ended December 31, 2015.  The increase was due to the Company purchasing computers in 2016.

Cashflow from Financing  Activities

    During the year ended December 31, 2016, the Company received $378,565 of proceeds from financing activities compared to $133,300 during the year ended December 31, 2015. The increase in proceeds from financing activities was due to receiving proceeds from the sale of preferred stock, receipt of convertible debenture, and stock subscriptions.

Developments after December 31,  2016

    On January 4, 2017 the Company cancelled 70,000,000 of its common shares that had been issued to Hillwinds Ocean Energy.

    On January 5, 2017 Iconic Holdings converted $6,585 of convertible debt into 65,850,000 shares of the Company’s common stock.

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

Future Financings

    We will continue to rely on equity sales of our preferred shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders.

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

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Good Gaming, Inc.

I have audited the accompanying balance sheet of Good Gaming, Inc. (the “Company”) as of December 31, 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for year then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Good Gaming, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s net loss, working capital deficiency and accumulated deficit raise substantial doubt about its ability to continue as a going concern.   Management’s plans are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertain.

/s/ Boyle CPA, LLC

April 17, 2017
Bayville, NJ

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

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.
Chicago, IL

May 26, 2016

Table of Content

Good Gaming, Inc.
(Formerly HDS International Corp)
Consolidated Balance Sheets
(Expressed in U. S. Dollars)
	December 31,	December 31,
	2016	2015

ASSETS
Current Assets
Cash	$47,900	$-
Loan to Pristec	10,500	-

Total Current Assets	58,400	-

Equipment, net	11,424	-

Other Assets
Gaming Software, net of amortization	990,000	-
Total Other Assets	990,000	-

Total Assets	$1,059,824	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$117,658	$96,141
Accounts payable and accrued liabilities - related party	-	6,670
Note Payable to Related Party - Assist Wireless	75,000	-
Convertible debentures, net of unamortized discount of $0 and $36,088, respectively	56,585	83,300
Derivative liability	228,605	453,741

Total Current Liabilities	477,848	639,852

Convertible debentures, long-term	150,000	50,000
Note Payable Computers	13,440
	163,440	50,000

Total Liabilities	641,288	689,852

Stockholders' Equity (Deficit)

Class A Preferred Stock
Authorized: 249,999,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 7,500,000 shares	7,500	7,500

Class B Preferred Stock
Authorized: 200,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 161,528,779 and 15,839,300 shares, respectively	161,529	15,839

Class C Preferred Stock
Authorized: 1,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 1,000 and 0 shares, respectively	1	-

Common Stock
Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 1,999,990,000 and 1,995,290,000 shares, respectively	1,999,990	1,995,290

Additional paid-in capital	1,758,889	309,592
Accumulated deficit	(3,509,373)	(3,018,073)

Total Stockholders' equity (deficit)	418,536	(689,852)

Total liabilities and stockholders' deficit	$1,059,824	$-

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Good Gaming, Inc.
(Formerly HDS International Corp)
Consolidated Statements of Operations
(Expressed in U. S. Dollars)

	For the Year Ended
	December 31,
	2016	2015

Revenues	$2,000	$-

Operating Expenses

Prizes	57,790	-
Depreciation and Amortization	212,016	-
Consulting fees	95,090	98,694
General and administrative	309,870	97,925
Professional fees	1,500	43,800

Total Operating Expenses	676,266	240,419

Net Loss Before Other Expenses	(674,266)	(240,419)

Other Income(Expenses)

Interest expense	(100,470)	(37,159)
Debt forgiveness	58,300	-
Gain on Change in fair value of derivative liability	225,136	(429,954)

Total Other Expenses	182,966	(467,113)

Net Loss	$(491,300)	$(707,532)

Net Loss Per Share, Basic and Diluted	$-	$-

Weigted Average Shares Outstanding	1,976,803,836	1,549,334,532

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Good Gaming, Inc.
Consolidated Statements of Operations
(Expressed in U. S. Dollars)

	For the Year Ended
	December 31,
	2016	2015

Operating Activities

Net Loss	$(491,300)	$(707,532)

Adjustment to reconcile net loss to
net cash used in operating activities

Accretion of debt discount	100,000	15,052
Depreciation	2,016	-
Amortization of software	210,000	-
Amortization of deferred financing costs	-	1,020
Debt Forgiveness	(58,300)	-
Gain on change in fair value of derivitive liability	(225,136)	429,954
Stock based compensation	29,092	-

Changes in operating asstes and liabilities

Accounts payable and accrued liabilities	133,573	90,276
Accounts payable and accrued liabilities-related parties	(6,670)	37,857
Loan to Pristec	(10,500)	-

Net Cash Provided by (Used in) Operating Activities	(317,225)	(133,373)

Investing activities

Purchase of Equipment	(13,440)	-

Net Cash Provided by (Used in) Investing Activities	(13,440)	-

Financing activities

Proceeds from convertible debenture, net of financing costs	166,700	133,300
Proceeds from purchase of Good Gaming	1,723	-
Proceeds from equipment loan	13,440	-
Proceeds from priate placement	196,702	-

Net Cash Provided by (Used in) Financing activities	378,565	133,300

Change in Cash	47,900	(73)

Cash, Beginning of Period	-	73

Cash, End of period	$47,900	$-

Non-cash investing andd financing activities
Common shares issued for conversion of debt	$73,894	$1,436,534
Debt Discount due to beneficial conversion feature	$100,000	$186,397
Shares issued for acquisition of Software	$1,200,000	$-

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Good Gaming, Inc.
Consolidated Statements of Stockholders' Deficit
(Expressed in U. S. Dollars)

	Preferred Stock						Common Stock		Additional
	Class A		Class B		Class C				Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	7,500,000	$7,500	-	$-	-	$-	571,564,504	$571,564	$296,785	$(2,310,541)	$(1,434,692)

Common shares issued for conversion of debt	-	-	-	-	-	-	1,845,725,496	1,845,726	(409,192)	-	1,436,534

Shares Cancelled	-	-	-	-	-	-	(422,000,000)	(422,000)	422,000	-	-

Preferred shares issued	-	-	15,839,300	15,839	-	-	-	-	-	-	15,839

Net loss for the year	-	-	-	-	-	-	-	-	-	(707,532)	(707,532)

Balance December 31, 2015	7,500,000	7,500	15,839,300	15,839	-	-	1,995,290,000	1,995,290	309,593	(3,018,073)	(689,851)

Shares issued foracquisition of Good Gaming Software	-	-	86,650,000	86,650	-	-	-	-	1,113,350	-	1,200,000

Shares issued in private placement	-	-	47,500,000	47,500	-	-	-	-	149,200	-	196,700

Shares issued for services	-	-	2,859,573	2,860	-	-	-	-	26,232	-	29,092

Shares issued to settle debt	-	-	7,529,906	7,530	-	-	-	-	47,949	-	55,479

Issue Class C preferred stock			-	-	1,000	1	-	-	-	-	1

Conversion of common stock			1,150,000	1,150	-	-	(179,450.000)	(179,450)	178,300	-	-

Conversion of convertible debt			-	-	-	-	184,150,000	184,150	(165,735)	-	18,415

Beneficial Conversion Feature			-	-	-	-	-	-	100,000	-	100,000

Net loss for the year			-	-	-	-	-	-	-	(491,300)	(491,300)

Balance December 31, 2015	7,500,000	$7,500	161,528,779	$161,529	1,000	$1	1,999,990,000	$1,999,990	$1,758,889	$(3,509,373)	$418,536

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Good Gaming, Inc.
(Formerly HDS International Corp.)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

HDS International Corp. (the "Company") was incorporated on November 3, 2008 under the laws of the State of Nevada. The Company is a leading tournament gaming platform and online destination targeting the over 205 million eSports players and participants worldwide that want to compete at the high school or college level.   A substantial portion of the Company's activities has involved developing a business plan and establishing contacts and visibility in the marketplace.

On February 17, 2016, the Company acquired Good Gaming's assets including intellectual property, trademarks, software code, equipment and other from CMG Holdings Group, Inc. (OTCQB: CMGO).

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2016, the Company had a working capital deficiency of $419,448 and an accumulated deficit of $3,509,373. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding  the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Principles of Consolidation

The consolidated financial statements for the periods ending December 31, 2016 and 2015 include the accounts of the Company, and Siren GPS, the Company's wholly owned subsidiary, effective June 11, 2012. All intercompany transactions and balances have been eliminated on consolidation.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2016 and 2015, the Company had cash of $47,900.

(e)	Intangible Assets

Intangible assets are carried at the purchased cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally around five years.

Table of Content

Good Gaming, Inc.
(Formerly HDS International Corp.)
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

ASC 220, Comprehensive Income , establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2016 and 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Table of Content

Good Gaming, Inc.
(Formerly HDS International Corp.)
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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's balance sheet as at December 31, 2015 and 2014 as follows:

	Balance, December 31, 2015	Conversions	Changes in Fair Values	Balance, December 31, 2016
Derivative Liability	$453,741	$18,415	$(243,551)	$228,605

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

m)	Equipment

            Equipment consists of computer equipment and is stated at cost, less accumulated depreciation.  Equipment is depreciated using the straight-line method over the estimated useful lives of 5 years.

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

Table of Content

Good Gaming, Inc.
(Formerly HDS International Corp.)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

3.	Debt

            Convertible Debentures

a.
On April 15, 2015, the Company entered into a $100,000 convertible debenture with a non-related party. During the quarter ended June 30, 2015 The Company received the first $50,000 payment.  The remaining $50,000 payment will be made at the request of the borrower.  No additional payments have been made as of March 31, 2016.  Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on October 16, 2016. The note is convertible into shares of common stock any time after the maturity date at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. For the year ended December 31, 2016, the Company recorded accrued interest of $2,520 (December, 31, 2015 $3,894), which has been included in accounts payable and accrued liabilities.  The lender has agreed to sell this investment to the Company or to an investor of the Company’s choosing at face value plus interest.

b.
On April 1, 2015, we entered into a transaction with Iconic Holdings, LLC (the "Purchaser"), whereby Iconic Holdings agreed to provide up to $600,000 through a structured convertible promissory note (the "Note"), with funds to be received in tranches. The note bears interest of 10% and is due April 1, 2016. The initial proceeds of $40,000 was received on April 9, 2015, with $30,000 remitted and delivered to us, $4,000 retained by the Purchaser as an original issue discount, and $6,000 retained by the Purchaser for legal expenses.  On February 17, 2016 as part of a settlement between the lender and the Company, the note along with a remaining balance of $8,300 from former JABRO-Asher notes were restructured to a principle amount of $25,000 with a due date of June 18, 2017 and an interest rate of 0%.  The lender is subject to strict lock-up and leak-out provisions.  Additionally, as part of the February 2016 settlement with the lender, the lender funded $100,000 new debentures due August 2018 bearing 0% interest and convertible at $0.0001 per share, with the lender subject to strict lock-up and leak-out provisions.  The Company has negotiated the lock-up of these debentures from conversion into common stock for a period of one-year commencing June 10, 2016.  The Company recognized a $100,000 beneficial conversion feature on this debenture which was accreted to interest expense in 2016.

c)
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

d)
On or around April 7, 2016, Silver Linings Management, LLC funded the Company $13,439.50 in the form of convertible debentures secured by certain high-powered gaming machines purchased from XIDAX.  The note bears interest at a rate of 10% per annum payable in cash or kind at the option of the Company, mature April 1, 2018, and are convertible into Series B Preferred shares at the option of the holder at any time.

e)	The Company advanced $10,500 to a company during 2016. This amount was repaid subsequent to December 31, 2016.

Table of Content

Good Gaming, Inc.
(Formerly HDS International Corp.)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

4.	Derivative Liabilities

    The following inputs and assumptions were used to value the convertible debentures outstanding during the years ended December 31, 2016 and December 31, 2015:

    The projected annual volatility for each valuation period was based on the historic volatility of the Company of 172% an 170% at December 31, 2016 and 2015, respectively.

    An event of default would occur 0% of the time, increasing to 1.0% per month to a maximum of 5%.

A summary of the activity of the derivative liability is shown below:

Balance, December, 2014	$70,290
Adjustment for conversion	(64,767)
Mark to market adjustment	448,218
Balance, December 31, 2015	453,741
Adjustment for conversion	18,415
Mark to market adjustment	(243,551)
Balance, December 31, 2016	$228,605

5.	Common Stock

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

Table of Content

Good Gaming, Inc.
(Formerly HDS International Corp.)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

5.	Common Stock (continued)

              Share Transactions for the Year Ended December 31, 2016:
a)
) On August 16, 2016, the Company exchanged 1.15MM Series B Preferred Shares with an investor for 179,450,000 common shares which were retired into treasury.  These common shares were pledged to Iconic Holdings, LLC contractually as collateral against a $25,000 convertible debenture that was restructured in February 2016.  By agreement, the lender converted a portion of this note into common shares eliminating debt from the Company’s balance sheet.  The Company has agreed to deliver an additional 70,050,000 common shares to the lender by year-end 2016, which will eliminate the debenture in its entirety.  Iconic Holdings has agreed to lock-up a $100,000 convertible debenture for a period of one-year effective June 10, 2016, subject to strict covenants that will protect common shareholders from significant dilution.  The net effect of this Agreement is that the common share float of the Company has not been increased and that shareholders will not be negatively impacted by a common stock increase and additional dilution.

b)	On August 31, 2016 Iconic Holdings converted $6,250 of convertible debt into 62,250,000 shares of the Company’s common stock

c)	On October 5, 2016 Iconic Holdings converted $6,250 of convertible debt into 62,250,000 shares of the Company’s common stock.

d)	On October 11, 2016 Iconic Holdings converted $5,915 of convertible debt into 59,150,000 shares of the Company’s common stock.

               All were converted within the original terms, so no gains (losses) were recorded.

Table of Content

Good Gaming, Inc.
(Formerly HDS International Corp.)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

6.	Preferred Stock

Our Articles of Incorporation authorize us to issue up to 450,000,000 shares of preferred stock, $0.001 par value. Of the 450,000,000 authorized shares of preferred stock, the total number of shares of Class A Preferred Shares the Corporation shall have the authority to issue is Two-Hundred -Forty-Nine Million-Nine-Hundred-Ninety-Nine Thousand (249,999,000), with a stated par value of $0.001 per share, the total number of shares of Class B Preferred Shares the Corporation shall have the authority to issue is Two-Hundered-Million (200,000,000), with a stated par value of $0.001 per shareand the total number of shares of Class C Preferred Shares the Corporation shall have the authority to issue is One Thousand (1,000,000), with a stated par value of $0.001 per share,, . Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors' power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of December 31, 2016, we had 7,500,000 shares of our Class A preferred stock issued and outstanding. As of December 31, 2016, we had 161,528,779 shares of Class B preferred stock issued and outstanding.  As of December 31, 2016, we had 1,000 shares of Class C Preferred Stock issued and outstanding.

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

a)
At December 31, 2016, the Company owes $0 (December 31, 2015  – $570) to the President and CEO of the Company for reimbursement of expenses which has been included in account    payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

b)
At December31, 2016, the Company owes $0 (December 31, 2015 –  $6,100) to the President and CEO of the Company for reimbursement of expenses which has been included in account  payable and accrued liabilities – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

c)	At December31, 2016, the Company owes $75,000 to a Company controlled by a Director. The advance is unsecured, non-interest bearing and due on demand.

8.	Commitments

a)
On October 12, 2011, the Company entered into a verbal consulting agreement with a non-related party whereby the Company will pay a monthly consulting fee for services provided in the amounts of $3,000. The agreement is for a one month term automatically renewing in each successive month unless earlier terminated. On July 18, 2012, the Board of Directors reviewed the consulting agreement and authorized an increase to the monthly consulting fee from $3,000 to $3,750 per month beginning July 2012. On October 1, 2012, the Board  of Directors reviewed  the consulting  agreement and adjusted  the consulting fee from  $3,750 to $3,000  per month   beginning October 2012. On April 8, 2014, The Board of Directors reviewed the consulting agreement and adjusted the consulting fee from $3,000 to $500 per month effective January 1, 2014.  All these related party amounts and commitments have since been settled for cash or stock.  This commitment was settled in stock and/or cash as part of the SirenGPS change of control in 2015.

Table of Content

Good Gaming, Inc.
(Formerly HDS International Corp.)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

9.	Income Taxes

The Company has a net operating loss carried forward of $3,509,374 available to offset taxable income in future years which commence expiring in fiscal 2030.

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

	2016	2015
Income tax recovery at statutory rate	$171,955	$195,612
Valuation allowance change	(171,955)	(195,612)
Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015
Income tax recovery at statutory rate	$491,300	$824,952
Valuation allowance change	(491,300)	(824,952)
Provision for income taxes	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited.

10.	Acquisition of Good Gaming, Inc. Assets.

On February 17, 2016, the Company acquired Good Gaming's assets including intellectual property, trademarks, software code, equipment and other from CMG Holdings Group, Inc. The Company received the fair value of the assets acquired of $1,200,000.  These assets are being amortized over the estimated useful life of 5 years.  The following summarizes the activity:

	December 31,2016	December 31, 2015
Gaming Software	$1,200,000	$-
Accumulated Amortization	(210,000)	-
	$990,000	$-

11.	Subsequent Events

On January 05, 2017 Iconic Holdings converted $6,585 of convertible debt into 65,850,000 shares of the Company’s common stock.

Subsequent to December 31, 2016, we raised $235,000 in a note from an affiliate of our outside Director, David Dorwart, who is the primary shareholder of ViaOne Managed Services.  The note has the option to convert into a raise of over $200,000.00 under the same terms of said investment.

On January 4, 2017, the Company cancelled 70,000,000 of its common stockthat had been issued to Hillwinds Ocean Energy.

On February 17, 2017, the Board of Directors of the Company approved a reverse split of its' common and preferred shares on a 1 for 1,000 basis, an amendment of Articles of Incorporation decreasing authorized common shares from 2,000,000,000 to 100,000,000 and decreasing authorized preferred shares from 450,0000,000 to 2,250,000.  The effectiveness of these actions is pending FINRA approval.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of December 31, 2016, we do not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that we have limited  transactions in our bank accounts.

3.
We did not implement appropriate information technology controls – As at December 31, 2016, we retain copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.
We have an inadequate number of personnel with requisite expertise in the key fuhave appropriate designed and operating entity level controls including risk assessment, information and communication; monitoring, and financial reporting.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.DATA

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors serve until their successor is elected and qualified. Our officers are appointed by our board of directors. The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position
Paul Rauner (resigned February 18, 2016)	47	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole Member of our Board of Directors

Vikram Grover (as of February 18, 2016)	47	President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and Member of our Board of Directors

Barbara Laken	62	Director, Secretary

David Dorwart	58	Director

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

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Grover or Ms. Laken have not been the subjects of the following events:

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

Table of Content

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

Disclosure Committee

We do not have a disclosure committee or disclosure committee charter. Our disclosure committee is effectively comprised of our directors, Mr. David Dorwart and Barbara Laken.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2016, all such  filing requirements applicable to our officers and directors were complied with. Mr. Rauner our current sole officer and director has not filed his Form 3 as of the date of this report. We expect him to file the same shortly.

    Director Independence

We have one independent director, Mr. David Dorwart.

Family Relationships

There are no family relationships between any of the officers, directors, or consultants.   Barbara Laken, one of our directors is the wife of the Chairman and CEO of CMG Holdings our majority and control shareholder.

Conflicts of Interest

Our officers and directors will devote time to projects that do not involve us.

Table of Content

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ending December 31, 2016 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table
						Non-Equity	Nonqualified Deferred
Name and		Salary	Bonus	Stock Awards	Option Awards	Incentive Plan Compensation	Compensation Earnings	All Other Compensation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Vikram Grover	2016	80,000	0	0	0	0	0	0 [1]	0
Barbara Laken	2016	0	0	0	0	0	0	0 [1]	0
Paul Rauner	2016	0	0	0	0	0	0	0 [1]	0
President/CEO/CFO	2015	0	0	0	0	0	0	0 [1]	0
Tassos Recachinas	2016	0	0	0	0	0	0	0	0
President/CEO/CFO (Resigned 3-9-2015)	2015	60,000	0	0	0	0	0	60,000 [1]	120,000

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

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts. The following table sets forth compensation paid to our directors from inception to our year end on December 31, 2016. Since that time, we have not paid any compensation to any director.

Executive Officer Compensation Table
						Non-Equity	Nonqualified Deferred
Name and		Salary	Bonus	Stock Awards	Option Awards	Incentive Plan Compensation	Compensation Earnings	All Other Compensation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Barbara Laken	2016	0	0	0	0	0	0	0 [1]	0
David Dorwart	2016	0	0	0	0	0	0	0 [1]	0
Paul Rauner	2016	0	0	0	0	0	0	0 [1]	0
President/CEO/CFO	2015	0	0	0	0	0	0	0 [1]	0
Tassos Recachinas	2016	0	0	0	0	0	0	0	0
President/CEO/CFO (Resigned 3-9-2015)	2015	0	0	0	0	0	0	0 [1]	0
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

SECURITY OWNERSHIP OF BENEFICIAL OWNERS:

	Number of	Percentage	Number of Class A	Percentage	Number of Class B	Percentage
Name and Address Beneficial Owner	Common Shares	of Ownership	Preferred Shares (1)(2)	of Ownership	Preferred Shares (1)(3)	of Ownership

CMG Holdings Group, Inc, - OTC CMGO (5)	0	0.00%	0	0.00%	100,000,000	61.72%
2130N. Lincoln Park West, Suite 8N
Chicago, IL 60614

SECURITY OWNERSHIP OF MANAGEMENT:

	Number of	Percentage	Number of Class A		Percentage	Number of Class B	Percentage
Name and Address Beneficial Owner	Common Shares	of Ownership	Preferred Shares (1)(2)		of Ownership	Preferred Shares (1)(3)	of Ownership

Paul Rauner	0	0.00%	7,500.000	(4)	100.00%	800,000	0.53%
9272 Olive Boulevard
St. Louis, MO 63132

Vikram Grover	0	0.00%	0		0.00%	8,663,279	5.53%
111 N 4th Avenue
St. Charles, IL 60174

Barbara Laken (5)	0	0.00%	0		0.00%	100,000,000	61.72%
2130N. Lincoln Park West, Suite 8N
Chicago, IL 60614

David Dorwart	0	0.00%	0		0.00%	20,000,000	12.34%
11011 Brooklet Dr., Suite 220
Houston, TX 77099

All officers and directors as a group	0	0.00%	0		100.00%	1,659,073	80.00%

[1] Our Articles of Incorporation authorize us to issue up to 450,000,000 shares of preferred stock, $0.001 par value. Of the 450,000,000 authorized shares of preferred stock, the total number of shares of Class A Preferred Shares the Corporation shall have the authority to issue is Two-Hundred -Forty-Nine Million-Nine-Hundred-Ninety-Nine Thousand (249,999,000), with a stated par value of $0.001 per share, the total number of shares of Class B Preferred Shares the Corporation shall have the authority to issue is Two-Hundered-Million (200,000,000), with a stated par value of $0.001 per shareand the total number of shares of Class C Preferred Shares the Corporation shall have the authority to issue is One Thousand (1,000,000), with a stated par value of $0.001 per share,, . Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors' power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

[2] As of  April 13, 2017, we had 7,500,000 shares of our Class A preferred stock issued and outstanding.  The 7,500,000 issued and outstanding shares of Class A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each one Class A Preferred Share.

[3] As of  April 13, 2017, we had 162,028,779 shares of Class B preferred stock issued and outstanding. The 162,028,779 issued and outstanding shares of Class B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each one Class B Preferred Share. If all of our Class A Preferred Stock and Class B Preferred Stock was converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 32,555,755,800 shares.

[4] Owned by Siren GPS, a private corporation owned and controlled by Paul Rauner, our former officer and director.

[5] Barbara Laken, one of our directors is the wife of the Chairman and CEO of CMG Holdings Group, Inc,.our majority and control shareholder.

We are not categorized as a "shell company" as that term is defined in Reg. 405 of the Act. A "shell company" is a corporation with no or nominal assets or its assets consist solely of cash, and no or nominal operations.

Table of Content

.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

            As of December 31, 2016, the Company had related party notes payable due to affiliate and etities controlled by David Dorwart, our outside director of $163,440.

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

  Tassos Recachinas was our only promoter until he resigned on March 6, 2015. Mr. Paul Rauner was our only promoter. until February 18, 2016.  Vikram Grover is our only current promoter.

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

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2016	$5,500.00	BOYLE CPA, LLC
2015	$5,500.00	ENTERPRISE CPAS

(2)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2016	$-	BOYLE CPA, LLC
2015	$-	ENTERPRISE CPAS

(3)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2016	$-	BOYLE CPA, LLC
2015	$-	ENTERPRISE CPAS

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

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of April 2017.

GOOD GAMING, INC.
(the "Registrant")

Date: April 17, 2017		By:	/s/VIKRAM GROVER
President, Director, Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title		Date

/s/VIKRAM GROVER	President, Director, Chief Executive Officer & Chief Financial Officer		April 17, 2017
Vikram Grover	(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)

/s/BARBARA LAKEN	Director		April 17, 2017
Barbara Laken

/s/ DAVID DORWART	Director		April 17, 2017
David Dorwart

Table of Content

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number		Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	3/24/09	3.1
3.2	Bylaws.	S-1	3/24/09	3.2
3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a
3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1
10.1	Exchange Note Purchase Agreement between Jabro Funding Corp. and Iconic Holdings, LLC dated March 31, 2015.	10-K	4/15/15	10.1
10.2	Exchange Note Purchase Agreement with Iconic Holdings, LLC dated April 1,2015.	10-K	4/15/15	10.2
10.3	Convertible Promissory Note with Iconic Holdings, LLC dated April 1, 2015.	10-K	4/15/15	10.3
10.4	Investment Agreement (ELOC) and Registration Rights Agreement with Iconic Holdings, LLC dated April 2, 2015.	10-K	4/15/15	10.4
10.5	Common Stock Purchase Warrant with Iconic Holdings, LLC dated April 6, 2015.	10-K	4/15/15	10.5
10.6	Stock Conversion and Subscription Agreement with Hillwinds Ocean Energy, LLC dated April 3, 2015.	10-K	4/15/15	10.6
10.7	Stock Conversion and Subscription Agreement with SirenGPS, Inc. dated April 3, 2015.	10-K	4/15/15	10.7
10.8	Promissory Note issued to HGT Capital LLC. dated April 15, 2015	8-K	4/21/15	10.1
14.1	Code of Ethics.	10-K	3/29/11	14.1
21.1	List of subsidiaries	S-1/A-1	1/17/13	21.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X