Form 10-Q
period 2017-03-31
GOOD GAMING, INC.
filed 2017-05-12
CIK 1454742

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2017, there were 1,995,290,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

Good Gaming, Inc.
Form 10-Q

For the Fiscal Quarter Ended March 31, 2017

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

Good Gaming, Inc.
(HDS International Corp.)

Financial Statements
For the Fiscal Quarter Ended March 31, 2017

TABLE OF CONTENTS

Page
Balance Sheets (unaudited)		F-1
Statements of Operations (unaudited)		F-2
Statements of Cash Flows (unaudited)		F-3
Notes to the Financial Statements (unaudited)		F-4

Table of Content

Good Gaming, Inc.
(formerly HDS International Corp.)
Balance Sheets
(Expressed in U. S. Dollars
	March 31,	December 31,
	2017	2016
ASSETS	(Unaudited)
Current Assets
Cash	$77,181	$47,900
Note receivable	-	10,500

Total Current Assets	77,181	58,400

Fixed assets
Equipment, net of depreciation	10,752	11,424

Total fixed assets	10,752	11,424

Other Assets
Gaming Software, net of amortization	930,000	990,000

Total Other Assets	930,000	990,000

Total Assets	$1,017,933	$1,059,824

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	$121,018	$117,658
Accounts payable and accrued liabilities - related party	-	-
Convertible debentures, net of unamortized discount of $0 and $36,088, respectively	200,000	56,585
Note payable Assist Wireless	288,000	75,000
Derivative liability	153,816	228,605

Total Current Liabilities	762,834	477,848

Convertible debentures, long-term	-	150,000
Note payable equipment	13,440	13,440

Total long term liabilities	13,440	163,440

Total Liabilities	776,274	641,288

Stockholders' Deficit

Class A Preferred Stock
Authorized: 249,999,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 7,500,000 shares	7,500	7,500

Class B Preferred Stock
Authorized: 200,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 162,028,779 and 161,528,779 shares, respectively	162,029	161,529

Class C Preferred Stock
Authorized: 1,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 1,000 and 1,000 shares, respectively	1	1

Common Stock
Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 1,995,840,000 and 1,999,990,000 shares, respectively	1,995,840	1,999,990

Stock subscriptions payable
Additional paid-in capital	1,769,124	1,758,889
Accumulated deficit	(3,692,835)	(3,509,373)

Total Stockholders' equity (deficit)	241,659	418,536

Total liabilities and stockholders' equity (deficit)	$1,017,933	$1,059,824

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Good Gaming, Inc.
(formerly HDS International Corp.)
Statements of Operations
(Expressed in U. S. Dollars
(Unaudited)
	For the Three Months Ended
	March 31,
	2017	2016

Revenues	$2,519	$-

Operating Expenses

Consulting fees	-	6,000
General and administrative	256,410	107,881
Professional fees	2,000	5,000
Stock compensation	-	41,921

Total Operating Expenses	258,410	160,802

Net Loss Before Other Expenses	(255,891)	(160,802)

Other Income (Expenses)

Interest expense	(3,360)	(3,360)
Interest income	1,000
Debt Restructure	-	58,300
Gain(Loss) on Change in fair value of derivative liability	74,789	(311,359)

Total Other Income (Expenses)	72,429	(256,419)

Net Loss	$(183,462)	$(417,221)

Net Loss Per Share, Basic and Diluted	$-	$-

Weighted Average Shares Outstanding	1,998,447,117	1,995,290,000

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Good Gaming, Inc.
(formerly HDS International Corp.)
Statements of Cash Flows
(Expressed in U. S. Dollars
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Operating Activities

Net Loss	$(183,462)	$(417,221)

Adjustment to reconcile net loss to
net cash used in operating activities

Accretion of debt discount	-	311,359
Amortization of software	60,000	30,000
Depreciation	672
Amortization of deferred financing costs	-	-
Gain(Loss) on change in fair value of derivative liability	(74,789)	-
Stock compensation	-	41,921
Debt Reduction		(58,300)

Changes in operating assets and liabilities

Due from affiliate	-	83,171
Accounts payable and accrued liabilities	3,360	8,360
Accounts payable and accrued liabilities-related parties	-	-

Net Cash Provided by (Used in) Operating Activities	(194,219)	(710)

Financing activities

Proceeds from purchase of Good Gaming	-	1,723
Proceeds from note payable	213,000	-
Repayment of note receivable	10,500	-
Proceeds from related parties	-	-

Net Cash Provided by (Used in) Financing activities	223,500	1,723

Change in Cash	29,281	1,013

Cash, Beginning of Period	47,900	-

Cash, End of period	$77,181	$1,013

Non-cash investing and financing activities
Adjustment to Derivative liability	$(74,789)	$-
Common shares issued for conversion of debt	$6,585	$-
Common shares issued for payment of related party payable	$-	$6,670
Debt Discount due to beneficial conversion feature	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Good Gaming, Inc.
Notes to Financial Statements
Unaudited
(expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Good Gaming, Inc. (Formerly HDS International Corp.) (the "Company") was incorporated on November 3, 2008 under the laws of the State of Nevada. The Company is a leading tournament gaming platform and online destination targeting the over 205 million eSports players and participants worldwide that want to compete at the high school or college level.   A substantial portion of the Company's activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has generated minimal revenue to date.

On February 17, 2016, the Company acquired Good Gaming's assets including intellectual property, trademarks, software code, equipment and other from CMG Holdings Group, Inc. (OTCQB: CMGO).

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of March 31, 2017, the Company had a working capital deficiency of $685,653 and an accumulated deficit of 3.692.835. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation

The financial statements for the periods ending March 31, 2017 and 2016  include the accounts of the Company.
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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2017 and 2016, the Company had no cash equivalents.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's balance sheet as at March 31, 2017 and 2016 as follows:

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Balance, December 31, 2016	Conversions	Changes in Fair Values	Balance, March 31, 2017
$228,605	$—	$(74,789)	$153,816

(m)	Recent Accounting Pronouncements

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

The Company valued the software purchased at $1,200,000 at purchase date February 18, 2016.  The software has a useful life of 5 years.  Amortization for the three months ending March 31, 2017 is calculated at $60,000.

4.	Debt

Convertible Debentures

(a)
On April 15, 2015, the Company entered into a $100,000 convertible debenture with a non-related party. During the quarter ended June 30, 2015 The Company received the first $50,000 payment.  The remaining $50,000 payment will be made at the request of the borrower.  No additional payments have been made as of March 31, 2016.  Under the terms of the debenture, the amount is unsecured, bears interest at 10% per annum, and is due on October 16, 2016. The note is convertible into shares of common stock any time after the maturity date at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company's common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. For the period ended March 31, 2017, the Company recorded accrued interest of $630 (December, 31, 2016 $2,520), which has been included in accounts payable and accrued liabilities.  The lender has agreed to sell this investment to the Company or to an investor of the Company’s choosing at face value plus interest.

Table of Content

Good Gaming, Inc.
Notes to the Financial Statements
Unaudited
(expressed in U.S. dollars)

Convertible Debentures (continued)

(b)
On April 1, 2015, we entered into a transaction with Iconic Holdings, LLC (the "Purchaser"), whereby Iconic Holdings agreed to provide up to $600,000 through a structured convertible promissory note (the "Note"), with funds to be received in tranches. The note bears interest of 10% and is due April 1, 2016. The initial proceeds of $40,000 was received on April 9, 2015, with $30,000 remitted and delivered to us, $4,000 retained by the Purchaser as an original issue discount, and $6,000 retained by the Purchaser for legal expenses.  On February 17, 2016 as part of a settlement between the lender and the Company, the note along with a remaining balance of $8,300 from former JABRO-Asher notes were restructured to a principle amount of $25,000 with a due date of June 18, 2017 and an interest rate of 0%.  The lender is subject to strict lock-up and leak-out provisions.  Additionally, as part of the February 2016 settlement with the lender, the lender funded $100,000 new debentures due June 17, 2017 bearing 0% interest with the lender subject to strict lock-up and leak-out provisions.  The Company negotiated the lock-up of these debentures from conversion into common stock for a period of one-year commencing June 10, 2016.

(c)
As  part of the asset purchase agreement between HDS International Corp. and CMG Holdings Group, Inc., SirenGPS was issued a $60,000 0% interest convertible debenture that matures in August 2017.     The debentures are convertible into common stock at a 20% discount to the 20-day moving average of the Company’s common stock after a period of seven months.  The debt is subject to strict lock-up and leak-out provisions.  SirenGPS has agreed to sell this security to the Company or to an investor of the Company’s choosing at face value.

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

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended March 31, 2017 and December 31, 2016:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 165% as at December 31, 2016, 167% as at February 6, 2017, 167% as at February 10, 2017, 168% as at February 13, 2017, 168% as at February 18, 2017, 168% as at February 23, 2017, 169% as at March 2, 2017, 170% as atMarch 3, 2017, 170% as at March 16, 2017, 170% as at March 17, 2017, 170% as at March 19, 2017, 170% as at March 24, 2017 171% as at March 25, 2017, and 171% as at March 31, 2017.

An event of default would occur 0% of the time, increasing to 1.0% per month to a maximum of 5%.

A summary of the activity of the derivative liability is shown below:
Balance December 31, 2015	$453,741
Adjustment for Conversion	18,415
Mark to market adjustment at December 31, 2016	(243,551)
Balance December 31, 2016	228,605
Adjustment for Conversion	-
Mark to market adjustment at March 31, 2017	(74,789)
Balance March 31, 2017	$153,816

Table of Content

Good Gaming, Inc.
Notes to the Financial Statements
Unaudited
(expressed in U.S. dollars)

6.	Common Stock

Share Transactions for the three months ended March 31, 2017:

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

On August 31,  2016 Iconic Holdings converted $6,250 of convertible debt into 62,250,000 shares of the Company’s common stock

On October 5, 2016 Iconic Holdings converted $6,250 of convertible debt into 62,250,000 shares of the Company's common stock

On October 11, 2016 Iconic Holdings converted $5,915 of convertible debt into 59,150,000 shares of the Company's common stock.

On January 5, 2017 Iconic Holdings converted $6,585 of convertible debt into 65,850,000 shares of the Company's common stock.

On January 4, 2017 Hillwinds Ocean Energy Cancelled 70,000,000 shares of the Company common stock in exchange for 500,000 shares of the Company Preferred B Stock.

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

As of March 31, 2017, we had 7,500,000 shares of our Class A Preferred Stock issued and outstanding.

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

Share Sales – Series B Preferred Stock

On or around February 18, 2016, as part of the closing of the Good Gaming asset sale by CMG Holdings Group to HDS International Corp., CMG Holdings was due an additional 85,600,000 Series B Preferred Shares on top of the 14,400,000 Series B Preferred Shares already issued to CMG Holdings as part of the strategic transaction with HDS International Corp.

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

As of March 31, 2017, we had 162,028,779 shares of Class B Preferred Stock issued and outstanding.

On August 31, 2016 the Company issued 1,000 shares of preferred C stock to CMG Holdings Group, Inc. as a result of the purchase of Good Gaming software.

As of March 31, 2017, we had 1,000 shares of Class C Preferred Stock issued and outstanding held by Barbara Laken, who sits on our Board of Directors.

8.	Income Taxes

The Company has a net operating loss carried forward of $3,697,793 available to offset taxable income in future years which commence expiring in fiscal 2031.

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

	2017	2016
Income tax recovery at statutory rate	$47,105	$104,305

Valuation allowance change	$(47,105)	$(104,305)

Provision for income taxes	$-	$-

The Significant components of deferred income tax assets and liabilities at September 30, 2016 and December 31, 2015 are as follows:

Net operating loss carried forward	$3,697,793	$3,509,373

Valuation allowance	$(3,697,793)	$(3,509,373)

Net deferred income tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited.

Table of Content

Good Gaming, Inc.
Notes to the Financial Statements
Unaudited
(expressed in U.S. dollars)

9.	Consulting Agreements

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

On July 25, 2016, the Company engaged Kevin Harrington Enterprises (KBHJJ LLC) to provide consulting services, including introductions to potential investors and sponsors for eSports tournaments, among other things.  As part of the Agreement, the Company appointed Kevin Harrington to its Advisory Board and promised to KBHJJ one hundred million common stock purchase warrants with a two-year expiration, cashless exercise, and strike price of $0.0003.  Subsequent to his agreement, Mr. Harrington has left the Advisory Board to pursue other interests.

10.	Subsequent Events

The Company is crossing the chasm to revenue generation and began generating revenues from its Minecraft marketplace in April 2017.  Additionally, management is in the process of deploying a freemium model that will compel customers to subscribe to the social site and/or purchase goods and services on its proprietary Mercenary System.  The launch is imminent and should leave soft launch in a matter of 1-2 weeks.

On April 1, 2017, the Company entered into a consulting agreement with T. David Petite to assist with introductions to Native Tribes and financing sources.  Good Gaming agreed to issue Mr. Petite 100 million common stock purchase warrants with an exercise prince of $0.0002 and a two-year expiration.

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

On February 18, 2016, the Company, formerly HDS International Corp., acquired Good Gaming, Inc. from CMG Holdings Group, Inc. (OTCQB: CMGO).  On that date, the Company’s former CEO, Paul Rauner, resigned. And the Company appointed Vik Grover to the positions of CEO and Director. Vik Grover is a former Wall Street analyst and investment banker with 20 years' experience in telecommunications, media and technology.  In addition, Barbara Laken and David Dorwart were elected by the majority shareholders to the Company's Board of Directors.  Ms. Laken is a former teacher, with experience creating specialized formats for advanced placement and special needs programs, with emphasis on systems management and curriculum development. A published novelist and co-author of an optioned screenplay. Mr. Dorwart is the Co-Founder and Chairman of Assist Wireless, Inc., a provider of lifeline wireless services to tens of thousands of subscribers primarily in the Midwest.

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

   Good Gaming had one provisional patent filed for an online currency barter system (Mercenary System) that allows gamers across multiple games and multiple consoles the ability to trade items and labor in an efficient manner.  This provisional patent was not extended and has since expired.  The Company intends to file a patent for its 2.0 framework later this year, as it is based on proprietary coding that can handle more scope and scale than the legacy 1.0 patent filing.  The market for these transactions is expected to grow from a few hundred million dollars in 2014 to billions of dollars by 2020.

The Company completed the 2.0 site during 2016, which allowed it to go live offering free-to-play tournaments for cash and prizes and offer gamers the premiere destination site for amateur eSports worldwide.  In 2017, the Company intends to perfect is B2C model targeting gamers directly.  In 2017, Good Gaming also intends to launch a B2B program so other groups, including colleges, restaurants, bars et al. can offer their own tournaments using its platform.  In 2018, the Company intends to work on a 3.0 system that will integrate with mobile networks and offer additional features to its customers.

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

   We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2016.

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2017	2016

Current Assets	$77,181	$58,400
Current Liabilities	762,834	477,848
Working Capital (Deficit)	(685,653)	(419,448)

Cash Flows

	March 31,	December 31,
	2017	2016

Cash Flows from (used in) Operating Activities	$(194,219)	$(710)
Cash Flows from (used in) Financing Activities	223,500	1,723
Net Increase (decrease) in Cash During Period	29,281	1,013

Table of Content

Operating Revenues

We have generated revenues of $2,519 and $0 for the three months ended March 31, 2017 and 2016.

Operating Expenses and Net Loss

 Operating expenses for the three months ended March 31, 2017 were $258,410 compared with $160,802 for the three months ended March 31, 2016. The increase in operating expenses was attributed to a decrease in consulting fees of $6,000, and a decrease in professional fees of $3,000, an increase in general and administrative fees of $118,529 for day-to-day operating costs and decrease in stock compensation of $41,921.
 During the three months ended March 31, 2017, the Company recorded a net loss of $183,462 compared with net loss of $417,221 for the three months ended March 31, 2016. In addition to the above, the Company incurred $3,360 of interest expense relating to debt balances, $74,789 for gain on the change in fair value of derivatively liabilities and $1,000 interest income.

Liquidity and Capital Resources

 As at March 31, 2017, the Company's cash balance was $77,181 compared to cash balance of $47,900 as at December 31, 2016. As of March 31, 2017, the Company's total assets were $1,017,933 compared to total assets of $1,059,824 as at December 31, 2016. The increase in the cash balance was due to increase in note receivable and decrease in total assets was attributed to the repayment of  a note receivable, depreciation and amortization.
 As of March 31, 2017, the Company had total liabilities of $776,274 compared with total liabilities of $641,288 as at December 31, 2016. The increase in total liabilities is attributed to an increase of account payable and accrued liabilities of $3,360, which pertained to trade accounts payable as well as a decrease in convertible debentures of $6,585, a decrease in derivative liabilities of $39,831 and an increase in note payable in 213,000.
 As of March 31, 2017, the Company has a working capital deficit of $685,653 compared with working capital deficit of $419,448 at December 31, 2016 with the increase in the working capital deficit attributed to the increases in accounts payable and accrued liabilities, convertible debentures and derivative liabilities during the period as discussed above also an increase due from affiliate.

Cashflow from Operating Activities

 During the three months ended March 31, 2017 the Company used $194,219 of cash for operating activities compared to the use of $710 of cash for operating activities during the three months ended March 31, 2016.  The increase in cash used in operations was a result of accretion of debt discount, stock compensation, debt reduction, due from affiliate and accounts payable accrued liabilities.

Table of Content

Cashflow from Financing Activities

During the three months ended March 31, 2017, the Company received $223,500 in cash from proceeds of proceeds from note payable and repayment of note receivable, compared to $1,723 during the three months ended March 31, 2016.

Subsequent Developments

   The Company is crossing the chasm to revenue generation and began generating revenues from its Minecraft marketplace in April 2017.  Additionally, management is in the process of deploying a freemium model that will compel customers to subscribe to the social site and/or purchase goods and services on its proprietary Mercenary System.  The launch is imminent and should leave soft launch in a matter of 1-2 weeks.

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

 HGT has filed a lawsuit against Good Gaming claiming breach of contract due to a default on a $50,000 loan made by HGT to HDS International Corp. in 2015.  Good Gaming has retained counsel and responded with affirmative defenses in the Supreme Court of New York.

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

Table of Content

ITEM 6.	EXHIBITS

Exhibit		Incorporated by reference			Filed
Number		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	3/24/09	3.1

3.2	Bylaws.	S-1	3/24/09	3.2

3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a

3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1

10.1	Exchange Note Purchase Agreement between Jabro Funding Corp. and Iconic Holdings, LLC dated March 31, 2015.	10-K	4/15/15	10.1

10.2	Exchange Note Purchase Agreement with Iconic Holdings, LLC dated April 1,2015.	10-K	4/15/15	10.2

10.3	Convertible Promissory Note with Iconic Holdings, LLC dated April 1, 2015.	10-K	4/15/15	10.3

10.4	Investment Agreement (ELOC) and Registration Rights Agreement with Iconic Holdings, LLC dated April 2, 2015.	10-K	4/15/15	10.4

10.5	Common Stock Purchase Warrant with Iconic Holdings, LLC dated April 6, 2015.	10-K	4/15/15	10.5

10.6	Stock Conversion and Subscription Agreement with Hillwinds Ocean Energy, LLC dated April 3, 2015.	10-K	4/15/15	10.6

10.7	Stock Conversion and Subscription Agreement with SirenGPS, Inc. dated April 3, 2015.	10-K	4/15/15	10.7

10.8	Promissory Note issued to HGT Capital LLC. dated April 15, 2015	8-K	4/21/15	10.1

10.9	Settlement Agreement and Mutual Release dated February 17, 2016	10-Q	3/31/16	10.1

10.10	Convertible Promissory Note dated February 17, 2016	10-Q	3/31/16	10.2

14.1	Code of Ethics.	10-K	3/29/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

Reports on Form 8-K:

	Regulation FD Disclosure - Press Release	8-K	3/2/17	7.01, 8.01 & 9.01

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th of May 2017.

HDS INTERNATIONAL CORP.
(the "Registrant")

BY:	VIKRAM GROVER
Vikram Grover
President, Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer