Form 10-Q/A
period 2017-03-31
GOOD GAMING, INC.
filed 2017-05-17
CIK 1454742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q/A

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

Explanatory Note

Good Gaming, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2017 (the “Form 10-Q”), filed with the Securities and Exchange Commission on May 12, 2017 (the “Original Filing Date”), to change the name of the entity owed on the Notes Payable to ViaOne and to add an additional item in the footnote to subsequent events relating to secured notes with ViaOne and attachment of the related documents.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Good Gaming, Inc.
Form 10-Q/A

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

Table of Content

Good Gaming, Inc.
(formerly HDS International Corp.)
Balance Sheets
(Expressed in U. S. Dollars
	March 31,	December 31,
	2017	2016
ASSETS	(Unaudited)
Current Assets
Cash	$77,181	$47,900
Note receivable	-	10,500

Total Current Assets	77,181	58,400

Fixed assets
Equipment, net of depreciation	10,752	11,424

Total fixed assets	10,752	11,424

Other Assets
Gaming Software, net of amortization	930,000	990,000

Total Other Assets	930,000	990,000

Total Assets	$1,017,933	$1,059,824

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	$121,018	$117,658
Accounts payable and accrued liabilities - related party	-	-
Convertible debentures, net of unamortized discount of $0 and $36,088, respectively	200,000	56,585
Note payable ViaOne	288,000	75,000
Derivative liability	153,816	228,605

Total Current Liabilities	762,834	477,848

Convertible debentures, long-term	-	150,000
Note payable equipment	13,440	13,440

Total long term liabilities	13,440	163,440

Total Liabilities	776,274	641,288

Stockholders' Deficit

Class A Preferred Stock
Authorized: 249,999,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 7,500,000 shares	7,500	7,500

Class B Preferred Stock
Authorized: 200,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 162,028,779 and 161,528,779 shares, respectively	162,029	161,529

Class C Preferred Stock
Authorized: 1,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: 1,000 and 1,000 shares, respectively	1	1

Common Stock
Authorized: 2,000,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 1,995,840,000 and 1,999,990,000 shares, respectively	1,995,840	1,999,990

Stock subscriptions payable
Additional paid-in capital	1,769,124	1,758,889
Accumulated deficit	(3,692,835)	(3,509,373)

Total Stockholders' equity (deficit)	241,659	418,536

Total liabilities and stockholders' equity (deficit)	$1,017,933	$1,059,824

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

In accordance with the Company's March 1, 2017 amendment to the Secured Promissory Note with ViaOne Managed Services, LLC, ("ViaOne") an entity controlled by our outside Director David Dorwart, the entire principal balance and all accrued and unpaid interest owing under the Promissory Note was due and payable in full without setoff, deduction or counterclaim on May 1, 2017, if the Company was unable to provide outside funding for its operations for the month of May, separate from advances under the Note, in excess of its actual monthly burn rate which at the time was $63,000, of which only $50,000 was funded by ViaOne.   In addition, the holders of the Company's Series C Preferred Shares amended their Stock Pledge Agreement whereby they agreed to pledge to ViaOne the Company's Class C Preferred Stock having a voting power equivalent to 51% of all shares entitled to vote.  As of May 1, 2017, the Company did not meet its obligation under said amended Secured Promissory Note, and in accordance with the Amended Secured Promissory Note and Stock Pledge Agreement ViaOne provided notice to the Company dated May 5, 2017 and received by the Company on May 8, 2017 that the Company did not meet the terms of their Agreement.  In accordance with the Secured Promissory Note the Company therefore owed ViaOne $363,000, the amount owed as of that date.  In accordance with said Stock Pledge Agreement, in the event the Company was unable to provide outside funding for its operations, separate from advances under the Note, in excess of its actual monthly burn rate, within fifteen days after the written notice, which will be May 23, 2017, then the Company's Class C Preferred Stock shall be released from pledge and transferred to ViaOne, resulting in a change of control of the Company.  The result does not dilute any of the Company's preferred or common shareholders and CMG remains the majority shareholder.  Discussions are underway to conclude a more permanent finance solution going forward.

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

Table of Content

ITEM 6.	EXHIBITS

Exhibit		Incorporated by reference			Filed
Number		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	3/24/09	3.1

3.2	Bylaws.	S-1	3/24/09	3.2

3.3	Amended and Restated Articles of Incorporation.	8-K	6/14/11	3.1a

3.4	Amended and Restated Articles of Incorporation.	8-K	8/17/11	3.1

10.1	Exchange Note Purchase Agreement between Jabro Funding Corp. and Iconic Holdings, LLC dated March 31, 2015.	10-K	4/15/15	10.1

10.2	Exchange Note Purchase Agreement with Iconic Holdings, LLC dated April 1,2015.	10-K	4/15/15	10.2

10.3	Convertible Promissory Note with Iconic Holdings, LLC dated April 1, 2015.	10-K	4/15/15	10.3

10.4	Investment Agreement (ELOC) and Registration Rights Agreement with Iconic Holdings, LLC dated April 2, 2015.	10-K	4/15/15	10.4

10.5	Common Stock Purchase Warrant with Iconic Holdings, LLC dated April 6, 2015.	10-K	4/15/15	10.5

10.6	Stock Conversion and Subscription Agreement with Hillwinds Ocean Energy, LLC dated April 3, 2015.	10-K	4/15/15	10.6

10.7	Stock Conversion and Subscription Agreement with SirenGPS, Inc. dated April 3, 2015.	10-K	4/15/15	10.7

10.8	Promissory Note issued to HGT Capital LLC. dated April 15, 2015	8-K	4/21/15	10.1

10.9	Settlement Agreement and Mutual Release dated February 17, 2016	10-Q	3/31/16	10.1

10.10	Convertible Promissory Note dated February 17, 2016	10-Q	3/31/16	10.2

10.11	Note Purchase Agreement dated November 30, 2016				X

10.12	Stock Pledge Agreement dated November 30, 2016				X

10.13	Secured Promissory Note dated January 31, 2017				X

10,14	Second Amendment to Secured Promissory Note dated March 31, 2017				X

14.1	Code of Ethics.	10-K	3/29/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

Reports on Form 8-K:

	Regulation FD Disclosure - Press Release	8-K	3/2/17	7.01, 8.01 & 9.01

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th of May 2017.

HDS INTERNATIONAL CORP.
(the "Registrant")

BY:	VIKRAM GROVER
Vikram Grover
President, Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer