Form 10-Q
period 2017-06-30
GOOD GAMING, INC.
filed 2017-08-18
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53949

Good Gaming, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-3988293
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

415 McFarlan Road, Suite 108

Kennett Square, PA 19348

(Address of principal executive offices and Zip Code)

(888) 295-7279

 Registrant’s telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of August 14, 2017, there were 2,631,424 outstanding shares of common stock of the registrant, par value $0.001.

2

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Good Gaming, Inc.
(Formerly HDS International Corp.)
Balance Sheet
(Expressed in U.S. Dollars)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash	$84,073	$47,900
Loan to Pristec	-	10,500
Prepaids	38,750	-
Total Current Assets	122,823	58,400

Furniture and Equipment, Net	10,080	11,424
Gaming Software, Net	870,000	990,000
TOTAL ASSETS	$1,002,903	$1,059,824
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$136,484	$117,658
Derivative Liability	452,520	228,605
Accrued Liabilities	18,225	-
Notes Payable	13,440	13,440
Convertible Notes	200,000	206,585
Notes Payable - ViaOne Services	595,000	75,000
Total Current Liabilities	1,415,669	641,288
Total Liabilities	1,415,669	641,288

Stockholders’ Equity (Deficit)
Class A Preferred Stock

Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issuedand Outstanding: 7,500 Shares	8	8

Class B Preferred Stock

Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 162,029 and 161,529 Shares, Respectively	163	162

Class C Preferred Stock

Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 and 1 Shares, Respectively	1	1

Common Stock

Authorized: 100,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1,995,840 and 1,999,990 Shares, Respectively	1,996	2,000

Additional Paid-In Capital	3,857,326	3,925,738
Accumulated Deficit	(4,272,260)	(3,509,373)
Total Stockholders’ Equity (Deficit)	(412,766)	418,536
TOTAL LIABILITIES & EQUITY	$1,002,903	$1,059,824

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc
(Formerly HDS International Corp)
Statement of Operations
(Expressed in U.S Dollars)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$2,436	$-	$8,318	$-
Cost of Revenues	36,810	-	71,358	-
Gross Profit	(34,374)	-	(63,040)	-
Operating Expenses
General & Administrative	35,890	13,929	57,914	50,089
Stock Compensation	-	-	-	41,921
Contract Labor	118,809	95,090	235,837	121,090
Amortization Expense	60,000	60,000	120,000	90,000
Depreciation Expense	672	672	1,344	672
Professional Fees	27,825	-	51,025	5,000
Total Operating Expense	243,196	169,691	466,120	308,772
Net Operating Income (Loss)	(277,570)	(169,691)	(529,160)	(308,772)
Other Income (Expense)
Debt Restructure	-	-	-	58,300
Interest Income	-	-	1,000	-
Interest Expense	(7,452)	(3,360)	(10,812)	(6,720)
Change in FV of Derivative Liability	(298,704)	30,000	(223,915)	(281,359)
Net Other Income (Loss)	(306,156)	26,640	(233,727)	(229,779)
Net Loss	$(583,726)	$(143,051)	$(762,887)	$(538,551)

Net Loss Per Share, Basic and Diluted	$(0.29)	$(0.07)	$(0.38)	$(0.27)

Weighted Average Shares Outstanding	1,995,840	1,995,290	1,997,069	1,995,290

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc
(Formerly HDS International Corp)
Statement of Cash Flows
(Expressed in U.S Dollars)
(Unaudited)

	For the Six Month Ended June 30,
	2017	2016
Operating Activities

Net Loss	$(762,887)	$(538,551)

Adjustment To Reconcile Net Loss
Net Cash Used In Operating Activities
Amortization Expense	120,000	90,000
Depreciation Expense	1,344	672
Change In Fair Value Of Derivative Liability	223,915	-
Stock Compensation	-	41,921
Debt Restructure	-	(58,300)
Accretion of Debt Discount	-	281,359
Prepaids - Contract Labor	(38,750)	-
Accounts Payable & Accrued Liabilites	37,051	33,446

Net Cash Provided By (Used in) Operating Activities	(419,327)	(149,453)

Investing Activities

Purchase Of Equipment	-	(13,440)

Net Cash Provided By (Used in) Investing Activities	-	(13,440)

Financing Activities

Proceeds From Purchase Of Good Gaming	-	1,723
Proceeds From Convertible Debenture	-	113,440
Proceeds From Sale Of Preferred Stock CL B	-	30,000
Proceeds From Receipt Of Receivable	10,500	-
Proceeds From Stock Subscriptions	-	150,000
Due To ViaOne Services	445,000	-

Net Cash Provided By (Used In) Financing Activities	455,500	295,163

Change in Cash	36,173	132,270

Cash Beginning Of Period	47,900	-

Cash, End Of Period	$84,073	$132,270

Non-Cash Investing And Financing Activities
Common Shares Issued for Conversion Of Debt	$6,585	$73,894
Debt Discount Due To Beneficial Conversion Feature	-	100,000
Shares Issued For Acquisition Of Software	-	1,200,000

The accompanying notes are an integral part of these consolidated financial statements

Notes to Accompanying Financial Statements

1. Nature of Operations and Continuance of Business

Good Gaming, Inc. (Formerly HDS International Corp.) (the “Company”) was incorporated on November 3, 2008 under the laws of the State of Nevada. The Company is a leading tournament gaming platform and online destination targeting the over 250 million eSports players and participants worldwide that want to compete at the high school or college level. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company generated very limited revenue to date.

On February 17, 2016, the Company acquired Good Gaming’s assets, including intellectual property, trademarks, software code, equipment and others from CMG Holdings Group, Inc. (OTCQB: CMGO).

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated little revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of June 30, 2017, the Company had a working capital deficiency of $1,292,846 and an accumulated deficit of $4,242,260. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Reverse Stock Split

On February 17, 2017, the Board of Directors of the Company approved a reverse split of its common and preferred shares on a 1 for 1,000 basis (the “Reverse Stock Split”), and the Articles of Incorporation were amended decreasing the authorized common shares from 2,000,000,000 to 100,000,000 and decreasing the authorized preferred shares from 450,0000,000 to 2,250,000. A special meeting of the Company’s shareholders was not required as written consent by the majority of the stockholders holding at least the majority of the outstanding shares of voting stock. The Reverse Stock Split became effective on June 14, 2017.

All references in this Quarterly Report to number of preferred and common shares, price per share and weighted average shares of common stock have been adjusted to reflect the Reverse Stock Split on a retroactive basis for all prior periods presented, unless otherwise noted, including reclassifying an amount equal to the reduction in par value of common and preferred stock to additional paid-in capital.

2. Summary of Significant Accounting Policies

●	Basis of Presentation

The financial statements for the periods ending June 30, 2017 and 2016 include the accounts of the Company. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Certain reclassifications have been made to the statement of operations and statement of cash flows for the three and six months ended June 30, 2016 to make them consistent with the current presentation.

●	Use of Estimates

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

●	Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2017 and 2016, the Company had cash and cash equivalents of $84,073 and $132,270, respectively.

●	Intangible Assets

Intangible assets are carried at the purchased cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally from five to twenty years.

●	Impairment of Long-Lived Assets

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

●	Beneficial Conversion Features

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

●	Derivative Liability

From time to time, the Company may issue equity instruments that may contain an embedded derivative instrument which may result in a derivative liability. A derivative liability exists on the date the equity instrument is issued when there is a contingent exercise provision. The derivative liability is recorded at fair value calculated by using an option pricing model such as a multi-nominal lattice model. The fair value of the derivative liability is then calculated on each balance sheet date with the corresponding gains and losses recorded in the consolidated statement of operations.

●	Basic and Diluted Net Loss Per Share

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

●	Income Taxes

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

●	Comprehensive Loss

ASC 220, Comprehensive Income , establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2017 and 2016, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

●	Financial Instruments

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at June 30, 2017 and 2016 as follows:

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

3. Other Assets

The Company valued the software purchased at $1,200,000. The software has a useful life of 5 years. Amortization for the six months ending June 30, 2017 is calculated at $120,000.

4. Debt

●	Convertible Debentures

On April 15, 2015, the Company entered into a $100,000 convertible debenture with a non-related party. During the quarter ended June 30, 2015 The Company received the first $50,000 payment. The remaining $50,000 payment will be made at the request of the Company. No additional payments have been made as of March 31, 2016. Under the terms of the debenture, the amount is unsecured and was due on October 16, 2016. The note is currently in default and bears interest at 22% per annum. It was convertible into shares of common stock any time after the maturity date at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company’s common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. HGT, the holder of the debenture, and the Company are currently in litigation over this note.

On April 1, 2015, we entered into a transaction with Iconic Holdings, LLC (the “Iconic Holdings”), whereby Iconic Holdings agreed to provide up to $600,000 through a structured convertible promissory note (the “Note”), with funds to be received in tranches. The note bears interest of 10% and is due on April 1, 2016. The initial proceeds of $40,000 were received on April 9, 2015, with $30,000 remitted and delivered to us, $4,000 retained by Iconic Holdings as an original issue discount, and $6,000 retained by Iconic Holdings for legal expenses. On February 17, 2016, as part of a settlement between Iconic Holdings and the Company, the Note along with a remaining balance of $8,300 from former JABRO-Asher notes were restructured to a principal amount of $25,000 with a due date of June 18, 2017 and an interest rate of 0%. Iconic Holdings is subject to strict lock-up and leak-out provisions. Additionally, as part of the February 2016 settlement, Iconic Holdings funded $100,000 of new debentures due August 2018 bearing 0% interest with Iconic Holdings subject to strict lock-up and leak-out provisions.

As part of the asset purchase agreement between HDS International Corp. and CMG Holdings Group, Inc., SirenGPS was issued a $60,000 0% interest convertible debenture that matures in August 2017. The debentures are convertible into common stock at a 20% discount to the 20-day moving average of the Company’s common stock after a period of seven months. The debt is subject to strict lock-up and leak-out provisions. SirenGPS has agreed to sell this security to the Company or to an investor of the Company’s choice at face value.

●	Related Party Transactions

On or around April 7, 2016, Silver Linings Management, LLC funded the Company $13,439.50 in the form of convertible debentures secured by certain high-powered gaming machines purchased from XIDAX. The note bears interest at a rate of 10% per annum payable in cash or kind at the option of the Company, matures on April 1, 2018, and is convertible into Series B Preferred shares at the option of the holder at any time.

On November 30, 2016, ViaOne Services, LLC (“ViaOne”) purchased a Secured Promissory Note equal to a maximum initial principal amount of $150,000 (the “Note”) issued by the Company. As a result of additional advances made by ViaOne to the Company, the principal amount of the Note was increased to $225,000 and $363,000 by amendments dated January 31, 2017 and March 1,2017, respectively.

On May 5, 2017, ViaOne delivered a default notice to the Company pursuant to Section 6 of the Note Purchase Agreement. After giving the Company a fifteen (15) day notice period to cure the default under the Stock Pledge Agreement entered by and among the Company, CGM and ViaOne, dated November 30, 2016 (“Pledge Agreement”), ViaOne took possession of the Series C Stock, which was subject of the Pledge Agreement.

The Note, as amended, continues to be in default regarding the unpaid amount of $363,000, but is now increased due to additional advances provided to the Company by ViaOne of $25,000 on May 2, 2017; $25,000 on May 4, 2017, $75,000 on May 31, 2017, and $85,000 on June 30, 2017 (the “Additional Advance”). The Additional Advances increase the total advances made to the Company by ViaOne to $573,000 as of July 1, 2017.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

●	Derivative Liabilities

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended June 30, 2017 and December 31, 2016:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 165% as at December 31, 2016 and 173% as June 30, 2017.

An event of default would occur 0% of the time, increasing to 1.0% per month to a maximum of 5%.

A summary of the activity of the derivative liability is shown below:

Balance December 31, 2016	$288,605
Mark to Market Adjustment at March 31, 2017	(134,789)
Balance March 31, 2017	153,816
Mark to Market Adjustment at June 30, 2017	298,704
Balance June 30, 2017	$452,520

5. Common Stock

Share Transactions for the six months ended June 30, 2017:

●	Preferred Stock

Our Articles of Incorporation, which were amended effective April 11, 2017, authorize us to issue up to 2,250,000 shares of preferred stock, $0.001 par value. Of the 2,250,000 authorized shares of preferred stock, the total number of shares of Class A Preferred Shares the Corporation shall have the authority to issue is Two Million (2,000,000), with a stated par value of $0.001 per share, the total number of shares of Class B Preferred Shares the Corporation shall have the authority to issue is Two Hundred Forty Nine Thousand, Nine Hundred Ninety Nine (249,999), with a stated par value of $0.001 per share, and the total number of newly authorized Class C Preferred Shares the Corporation shall have the authority to issue is One (1), with One Million Eight Hundred Thousand (1,800,000) Preferred Shares Undesignated. Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors’ power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of June 30, 2017, we had 7,500 shares of our Class A Preferred Stock issued and outstanding.

The 7,500 issued and outstanding shares of Class A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each one Class A Preferred Share. The 162,029 issued and outstanding shares of Class B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each one Class B Preferred Share. The one issued and outstanding share of Class C Preferred Stock is not convertible. If all of our Class A Preferred Stock and Class B Preferred Stock were converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 32,555,800 shares.

Share Sales – Series B Preferred Stock

On or around February 18, 2016, as part of the closing of the Good Gaming asset sale by CMG Holdings Group to HDS International Corp., CMG Holdings is due an additional 85,600 Series B Preferred Shares. These shares due are currently in the form of a subscription payable by HDS International to CMG Holdings Group.

On or around February 18, 2016, our former CEO Vikram Grover was issued 860 Series B Preferred shares in lieu of compensation due for services rendered to SirenGPS in 2015.

On or around February 23, 2016, Andrew Albrecht was issued 2,000 Series B Preferred shares as consideration for an investment in the Company.

On or around February 26, 2016, William Schultz funded monies to the Company and had a subscription receivable for 2,500 Series B Preferred shares as consideration for an investment in the Company.

On or around February 26, 2016, Paul Rauner was issued 800 Series B Preferred shares as consideration for the strategic change of control transaction with CMG Holdings Group, Inc.

On or around February 26, 2016, Galina Berkovich was issued 800 Series B Preferred shares as consideration for the strategic change of control transaction with CMG Holdings Group, Inc.

On or around February 26, 2016, Bernard Mangold was issued 400 Series B Preferred shares as consideration for the strategic change of control transaction with CMG Holdings Group, Inc.

On or around March 7, 2016, Silver Lining Management, an entity controlled by David Dorwart, funded monies to the Company and had a subscription receivable for 5,000 Series B Preferred shares as consideration for an investment in the Company.

On or around March 15, 2016, Brett Nesland was issued 1,000 Series B Preferred shares as consideration for an investment in the Company.

On or around April 22, 2016, William Crusoe was issued 1,000 Series B Preferred shares as consideration for an investment in the Company. The investor has since agreed to lockup his shares for a period of one year.

On or around April 22, 2016, Francesca Dorwart was issued 1,000 Series B Preferred shares as consideration for an investment in the Company.

On August 16, 2016, the Company issued 130,300 share of series B preferred stock. 86,650 shares were issued for the purchase of Good Gaming software, 1,150 shares were issued in exchange for 179,450 shares of common stock and 42,500 shares were issued for stock subscriptions receivable.

On August 16, 2016, all of the above shares were issued as noted above.

On August 31, 2016, the Company issued 1 share of preferred C stock to CMG Holdings Group, Inc. as a result of the purchase of Good Gaming software.

The vast majority of the Series B Preferred stock investors agreed to lock up their investments for a period of one year as of May 2016.

On January 4, 2017, HOEL converted 70,000 shares of Common Stock of the Issuer into 500 shares of Class B Preferred Stock of the Issuer, pursuant to that certain Stock Conversion Agreement dated December 30, 2016.

As of June 30, 2017, we had 162,029 shares of Class B Preferred Stock issued and outstanding.

As of June 30, 2017, we had 1 share of Class C Preferred Stock issued and outstanding.

6. Income Taxes

The Company has a net operating loss carried forward of $1,203,424 available to offset taxable income in future years which commence expiring in fiscal 2037.

The income tax benefit has been computed by applying the weighted average income tax rates of Canada (federal and provincial statutory rates) and of the United States (federal and state rates) of 35% and 35%, respectively, to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2017	2016
Income tax recovery at statutory rate	$137,581	$235,993

Valuation allowance change	$(137,581)	$(235,993)

Provision for income taxes	$-	$-

The Significant components of deferred income tax assets and liabilities at June 30, 2017 and December 31, 2016 are as follows:

Net operating loss carried forward	$1,203,424	$674,266

Valuation allowance	$(1,203,424)	$(674,266)

Net deferred income tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carryforwards may be limited.

7. Consulting Agreements

On or around April 14, 2016, the Company formed an advisory Board and engaged Syndicate Studios, LLC for consulting services and issued the Syndicate Studios 100,000,000 warrants with a two-year expiration and a strike price of $0.0002 on a pre-reverse-split basis. The warrants are subject to mutually agreed to performance criteria.

On July 25, 2016, the Company engaged Kevin Harrington Enterprises (KBHJJ LLC) to provide consulting services, including introductions to potential investors and sponsors for eSports tournaments, among other things. Mr. Harrington subsequently resigned with no compensation.

On February 6, 2017, David Petite was appointed to the advisory board.

8. Subsequent Events

On June 27, 2017, Iconic Holdings $100,000 Convertible Promissory Note issued on February 18, 2016 was amended to reflect the conversion price of 0.10 cents to 0.08 cents per common share.

On June 29, 2017, Iconic Holdings, LLC entered into a 10% Convertible Promissory Note with the Company in the principal amount of $27,000 (the “Note”). Upon the execution of this Note, the sum of $9,000 has been remitted and delivered to the Company. The Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this Note.

On July 5, 2017, Iconic Holdings converted $15,895 of its $100,000 Convertible Promissory Note issued on February 18, 2016 into 198,688 shares of common stock of the Company.

On July 25, 2017, Iconic Holdings converted $18,950 of its $100,000 Convertible Promissory Note issued on February 18, 2016 into 236,875 shares of common stock of the Company.

On July 10, 2017, the Company’s Board of Directors elected David Dorwart its Chairman and CEO. Vikram Grover resigned as the Company’s CEO and was appointed the Company’s Treasurer. Additionally, the Board of Directors elected Domenic Fontana and Jordan Axt to the Company’s Board of Directors.

On July 13, 2017, a shareholder converted 1,000 Series B Preferred Shares into 200,000 common shares.

On August 8, 2017, the board of directors (the “Board”) of Good Gaming, Inc. (the “Company”) accepted Vikram Grover’s resignation as the Treasurer of the Company and as a member of the Board, effective immediately.

On August 8, 2017, the Board of the Company accepted Barbara Laken’s resignation as the Secretary of the Company and as a member on the Board, effective immediately.

On August 8, 2017, the Board of the Company appointed Domenic Fontana, age 36, as the Company’s new Treasurer.

On August 9, 2017, the Company announced a strategic review of its business prompted improvements to its business model and a reduction in expenses designed to accelerate its move to free cash flow generation.

On August 11, 2017, an investor converted 1,250 Series B Shares into 250,000 common shares.

On August 14, 2017, Iconic Holdings, LLC has remitted and delivered to the Company $9,000 as part of the previous agreement. The Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this Note.

As of August 15, 2017, ViaOne Services has provided additional funding in the form of a short-term loan of $36,418 to be repaid no later than May 1, 2018 and the loan bears interest at 12% per annum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) may contain “forward-looking statements,” as that term is used in federal securities laws, about Good Gaming, Inc. (“GMER,” “we,” “our,” “us,” the “Company,” “management”) and its financial condition, results of operations and business. These statements include, among others:

●	statements concerning the potential benefits that we may experience from our business activities and certain transactions we contemplate or have completed; and

●	statements of GMER’s expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause GMER’s actual results to be materially different from any future results expressed or implied by GMER in those statements. The most important factors that could prevent GMER from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;
(b)	potential fluctuation of quarterly results;
(c)	failure of GMER to achieve revenues or profits;
(d)	inadequate capital to continue or expand our business, and inability to raise additional capital or financing to implement our business plans;
(e)	decline in demand for GMER’s products and services;
(f)	rapid adverse changes in markets;
(g)	litigation with or legal claims and allegations by outside parties against us, including but not limited to challenges to our intellectual property rights; and
(h)	insufficient revenues to cover operating costs.

There is no assurance that GMER will be profitable, be able to successfully develop, manage or market its products and services, be able to attract or retain qualified executives and personnel, be able to obtain customers for its products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, the exercise of outstanding warrants and stock options, or the conversion of convertible promissory notes, and other risks inherent in GMER’s businesses.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. GMER cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that GMER or persons acting on its behalf may issue. GMER does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

Overview

The Company was incorporated on November 3, 2008 under the laws of the State of Nevada, to engage in certain business services. Our goal is to become a leading tournament gaming platform and online destination, targeting over 250 million eSports players and participants worldwide that want to compete at the high school or college level. We are a developmental stage business, have generated limited revenues to date and have a history of operating losses.

The Good Gaming platform was established in early 2014 by its founding members who recognized the need that millions of gamers worldwide desired to play video games at competitive levels. The founders recognized that there was no structure or organization on a large scale for amateur gamers while professional eSports were quickly establishing itself.

Good Gaming is effectively building the infrastructure for the rapidly growing eSports industry, similar to the high school and college athletic industry. Good Gaming is designed to be the gateway for amateur eSports athletes to compete at the semi-professional level, improve their gaming skills, and interact with veteran gamers globally in a destination site and social networking framework.

Good Gaming differs from the professional level of the eSports industry by focusing on more than approximately 250 million video gamers that fall below the professional level but are above the casual level, classified as “amateurs.” Good Gaming distinguishes itself from its direct and indirect competitors by being the first company to offer multi-game, multi-console services at the amateur eSports level. The Company is not exclusive to any particular hardware or software vendor.

On May 4, 2016, the Company announced that it had completed its first closed public beta testing of their 2.0 tournament platform to determine the functionality, speed, ease of use, and accuracy of the system and is preparing to enter into full-blown production.

On February 18, 2016, the Company, formerly HDS International Corp., acquired the assets of Good Gaming, Inc. from CMG Holdings Group, Inc. (OTCQB: CMGO). On that date, the Company’s former CEO, Paul Rauner, resigned. The Company appointed Vikram Grover to the positions of the Chief Executive Officer, President and director of the board of directors (the “Board”). Vikram Grover is a former Wall Street analyst and investment banker with more than 20 years of experience in telecommunications, media and technology. In addition, Barbara Laken and David Dorwart were elected by the majority shareholders to the Company’s Board. Ms. Laken is a former teacher, with experience in creating specialized formats for advanced placements and special needs programs, with emphasis on system management and curriculum development. Mr. Dorwart is the Co-founder and Chairman of Assist Wireless, Inc., a provider of lifeline wireless services to tens of thousands of subscribers primarily in the Midwest.

On June 27, 2017, Vikram Grover resigned as the Chief Executive Officer and President of the Company and continued to serve as the Company’s Treasurer and as a member of the Company’s Board.

On June 21, 2017, David B. Dorwart, 58 years old, was appointed to serve as the Chairman of the Board. On June 27, 2017 the Board of the Company appointed David B. Dorwart as the Company’s Chief Executive Officer. The Company believes that Mr. Dorwart brings over 31 years of start-up entrepreneurism and executive level management to the Company. Mr. Dorwart was a Co-founder and the Chief Executive Officer of Dpi Teleconnect, a pre-paid wireless provider, for ten years. During his tenure, he grew the company from a start-up to $75 million in revenues before selling the company. Over the last nine years, he was involved with several other successful projects, including Assist Wireless, Brooklet Energy Distribution, PayGo Distributors and Britton & Associates. He is currently the Chairman and Co-founder of ViaOne , a company which specializes in wireless communications and provides intricate multi-faceted services for start-up companies utilizing industry experts. ViaOne is currently owed by the Company an amount of approximately $573,000.

On June 27, 2017, the Company also bolstered its Board of Directors by adding Domenic Fontana and Jordan Majkszak Axt, two seasoned individuals who specialize in organization and finance as well as branding and marketing of established and emerging organizations which are poised to show significant growth.

Domenic Fontana, age 36, is currently Sr. Vice President of ViaOne. He is an experienced CPA and Financial Executive who has worked in advanced executive roles throughout his career. Having worked at Verizon, Ebay and now ViaOne over the last 13 years, he has developed intimate and extensive knowledge of executive level management and the telecommunications industry. He has worked in all aspects of finance, accounting, treasury, and operations.

Jordan Majkszak Axt, age 35, is a result-producing marketing professional with over 14 years of experience in developing marketing and branding strategies. He has been consistently noted by executives, colleagues, and journalists for his specific expertise in bringing products and services online with comprehensive digital go-to-market strategies. He has previously held executive level positions as Director of Marketing for ProfitPoint Inc. and Clutch Holdings LLC. He is currently Sr. Director of Marketing of ViaOne where he develops all marketing and customer acquisition strategies for fourteen consumer facing brands.

Recent Events

Good Gaming held one of the largest pay-to-play online tournaments in December 2014 based on Activision Blizzard’s title Hearthstone: Heroes of Warcraft. The tournament attracted 300,000 visitors and over 1,250 paying members and increased the number of its members from 1,000 to over 15,000. In 2015, the Company spent almost the entire year refining its platform and preparing for a business plan that could support long-term growth of the business.

In 2016, the Company completed its 2.0 tournament platform, thereafter ran dozens of robotic internal test tournaments and held a number of free-to-play tournaments on large scales with its partner The Syndicate, the owner of the world’s longest running online gaming guild that has 1,200 members worldwide. Good Gaming conducted two closed public beta tournaments of hundreds of participants in May 2016 in order to fully vet the system. After making roughly 100 fixes and changes to the system, it now runs smoothly. The system is designed to scale to 512,000 concurrent competitors. The Company has updated the system to handle team tournaments, which will further expand its opportunity to popular titles that have tens of millions of active players and to recently launched titles that have the potential for cross-platform play among Gaming PC, Microsoft Xbox and Sony PlayStation.

As of the date of this quarterly report, the Company is currently conducting a strategic review of it operating model and technology platform.

Technology and Markets

With Good Gaming’s proprietary technology platform, which is based on the infinitely scalable and stress tested Yii framework geared for Web 2.0 development, the Company believes that it will be able to offer publishers and vendors an innovative approach to gaming interactions. We are not aware of any platform for gamers to barter their skills and labor on an open market in a non-fragmented and easy process. As competitive gaming reaches a critical scale, we believe that it is important for the gamers to have a common space or platform where they can interact and barter their skills and labor. We believe such platform and related services are likely to become economically lucrative endeavors. We expect that the “gamers economy” has the potential to grow from tens of millions of dollars every year to a multiple-billion market and believe that we are rapidly approaching that market size. We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended December 31, 2016.

Good Gaming’s platform is modular allowing for easy integration of third party applications as well as seamless integration into other existing systems. This framework allows for clans/teams/guilds to add functionality from time to time, such as running their own tournaments and leveraging the viral nature of their online communities. The Company is offering social networking functionality as well, so that gamers can interact, track and communicate with each other. Good Gaming is in the process of completing a content suite to offer videos, blogs, and forums to boost its social networking function. Additionally, the Company intends to host multiple games online that the subscribers to our site can play for free or for fees depending on their Good Gaming status/player levels.

Good Gaming had one provisional patent filed for its online currency barter system (Mercenary System) that provides gamers across games and consoles the ability to trade items and labor in an efficient manner. This provisional patent was not extended and has since expired. The market for these transactions is expected to grow from a few hundred million dollars in 2014 to billions of dollars by 2020.

The Company completed the 2.0 site during 2016, which allowed it to go live offering free-to-play tournaments for cash and prizes and offered gamers the premiere destination site for amateur eSports worldwide. In 2017, the Company intends to perfect its B2C model which targets the gamers directly. Good Gaming also plans to launch a B2B program so other groups, including colleges, restaurants and bars, can offer their own tournaments using our platform. In 2018, the Company intends to work on a 3.0 system that will be likely to integrate with mobile networks and offer additional features to its customers.

Certain statements contained herein are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

The Company is currently conducting a strategic review of it operating model and technology platform.

Critical Accounting Policies and Estimates

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

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. A complete summary of these policies is included in the notes to our consolidated financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by our management.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The Company recognized $2,436 in revenue for the three months ended June 30, 2017, as compared to $0 for the three months ended June 30, 2016, representing an approximately increase of 100%. The increase in the amount of revenue was a result of our launch of the new platform with micro-transactions available for purchase.

For the three months ended June 30, 2017, the Company recognized cost of revenue of $36,810 as compared to $0 for the same period in 2016, representing an approximately 100% increase. The principal reason for this change was due to the implementation of tournaments and prizes for gamers.

For the three months ended June 30, 2017, the Company recorded operating expenses totaling $243,196, reflecting an approximately 43% increase comparing to $169,691 for the three months ended June 30, 2016. This change in operating expenses was primarily due to additional costs related to legal transactions and marketing services.

For the three months ended June 30, 2017, the Company recorded other expenses totaling $306,156 comparing to other income of $26,640 for the three months ended June 30, 2016. This increase in other expenses was primarily caused by the change in fair value of the Company’s derivative liability.

As a result of the factors discussed above, the Company’s net loss was $ 583,726 for the three months ended June 30, 2017, as compared to net loss of $143,051 during the three months ended June 30, 2016. The primary reason for the change was primarily due to the increase in tournament costs and sales, general and administrative expenses that were not in existence during the same period of 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The Company recognized $8,318 in revenue for the six months ended June 30, 2017, as compared to $0 for the six months ended June 30, 2016, representing an increase of approximately 100%. The change in the amount of revenue was a result of our launch of the new platform with micro-transactions available for purchase.

For the six months ended June 30, 2017, the Company recognized cost of revenue of $71,358 as compared to $0 for the same period in 2016, representing a 100% increase. The principal reason for this increase was due to the implementation of tournaments and prizes for gamers.

For the six months ended June 30, 2017, the Company recorded operating expenses totaling $466,120, representing an approximately 51% increase comparing to those of $308,772 for the six months ended June 30, 2016. This increase in operating expenses was primarily caused by additional costs related to legal transactions and marketing expenses.

For the six months ended June 30, 2017, the Company recorded other expenses totaling $233,727 compared to other expenses of $229,779 for the six months ended June 30, 2016, primarily caused by the change in fair value of the Company’s derivative liability.

As a result of the factors discussed above, the Company’s net loss was $762,887 for the six months ended June 30, 2017, as compared to a net loss of $538,551 during the six months ended June 30, 2016. The reason for the change was primarily due to the increase in tournament costs and sales, general and administrative expenses that were not in existence during the same period of 2016.

Liquidity and Capital Resources

Working Capital

	June 30, 2017	June 30, 2016

Current Assets	122,823	$392,724
Current Liabilities	1,415,669	918,786
Working Capital (Deficit)	(1,292,846)	(526,062)

Cash Flows

	June 30, 2017	June 30, 2016

Cash Flows from (used in) Operating Activities	$(419,327)	$(149,453)
Cash Flows from (used in) Financing Activities	455,500	295,163
Cash Flows from (used in) Investing Activities	0	(13,440)
Net Increase (decrease) in Cash During Period	36,173	132,270

On June 30, 2017, the Company’s balance of cash and cash equivalents was $84,073 compared to the balance of cash and cash equivalents in the amount of $132,270 on June 30, 2016. The decrease was due to the timing and use of funds. On June 30, 2017, the Company had total current assets of $122,823 and total current liabilities of $1,415,669, compared to $392,724 and $918,786 on June 30, 2016.

On June 30, 2017, the Company had a working capital deficit of $1,292,846 as compared with the working capital deficit of $526,062 on June 30, 2016, with the increase in the working capital deficit of $762,687, attributed to the decrease in cash and cash equivalents and increase in current liabilities.

Operating Activities

During the six months ended June 30, 2017, the Company used $419,327 of cash for operating activities compared to $149,453 of cash used for operating activities during the six months ended June 30, 2016. The increase in cash used for operations was a result of the increased marketing and sales, general and administrative costs.

Financing Activities

During the six months ended June 30, 2017, the Company received $455,500 in cash from the conversion of notes and funding from ViaOne, compared to $295,163 during the six months ended June 30, 2016.

Investing Activities (if applicable)

During the six months ended June 30, 2017, the Company did not invest in the ongoing operations of the company, compared to investments in an amount of $13,440 during the six months ended June 30, 2016.

Subsequent Developments

The Company is crossing the chasm to revenue generation and began generating revenues from its Minecraft marketplace in April 2017. Additionally, management is in the process of deploying a freemium model that will encourage customers to subscribe to its social site and/or purchase goods and services on its proprietary Mercenary System. The Mercenary system is currently in the beta testing phase.

The Company has unveiled several significant website updates that the management believes will increase visits to the site through additional Search Engine Optimization (SEO) and content interaction opportunities. The released enhancements will encourage site visitors to stay on the site longer, find and socially interact with content easier, and become exposed to the Company’s value proposition and product offering more frequently.

Going Concern

We have not attained profitable operations and are dependent upon the continued financial support from various sources, including our shareholders and creditors. These factors raise substantial doubt regarding our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off–balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off–balance sheet arrangements.

Future Financings

We will continue to rely on debentures, preferred stock and/or common stock in order to continue to fund our business operations. The Company will consider selling securities in the future to fund operations. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other business activities or what the terms of such instruments might be. This issuance of equity securities or securities convertible into equity may result in dilution to our existing shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the three-month period ended June 30, 2017covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be lead by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings.

On November 15, 2016, HGT Capital LLC (“HGT”) filed a lawsuit against the Company in the Supreme Court of the State of New York, claiming breach of contract based on an alleged default on a $50,000 loan made by HGT to HDS International Corp., our predecessor. The Company has retained counsel to represent it on this matter and plans to file an Opposition to the Motion for Summary Judgement on or before September 8, 2017. The Company believes it has meritorious defenses and intends to vigorously contest such action.

Item 1A. Risk factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered sales of equity securities and use of proceeds.

On July 5, 2017 and July 25, 2017, Iconic Holdings converted $15,895 and $18,950 of its $100,000 Convertible Promissory Note issued from the Company on February 18, 2016, respectively, into an aggregate of 435,563 shares of common stock of the Company.

On July 13, 2017, a shareholder converted 1,000 Series B Preferred Shares into 200,000 common shares of the Company.

On August 11, 2017, an investor converted 1,250 Series B Shares into 250,000 common shares of the Company.

The above issuances were made in reliance on an exemption from registration set forth in Section 3(a) (9) of the Securities Act. The issuances did not result in any proceeds to the Company.

Item 3. Defaults upon senior securities.

On November 30, 2016, the Company issued to ViaOne a Secured Promissory Note for the maximum initial principal amount of $150,000 (the “Note”). Due to additional advances made by ViaOne to the Company, the principal amount of the Note was increased to $363,000 as of March 1, 2017.

On May 5, 2017, ViaOne delivered a default notice to the Company pursuant to Section 6 of the Note Purchase Agreement entered by ViaOne and the Company. After the prescribed period to cure the default, ViaOne took possession of the Company’s Series C Stock in accordance with the Pledge Agreement. As of July 1, 2017, the Note, as amended, remains in default with an outstanding unpaid amount of $573,000.

Item 4. Mine safety disclosures.

Not Applicable.

Item 5. Other information.

Not Applicable.

Item 6. Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Good Gaming, Inc.
(the “Registrant”)
August 18, 2017
	BY:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

/s/ Domenic Fontana
Domenic Fontana
Principal Financial and Accounting Officer

