Form 10-Q
period 2017-09-30
GOOD GAMING, INC.
filed 2017-11-13
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 7, 2017, there were 2,881,405 outstanding shares of common stock of the registrant, par value $0.001.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Good Gaming, Inc.
(Formerly HDS International Corp.)
Balance Sheet
(Expressed in U.S. Dollars)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash	$4,237	$47,900
Loan to Pristec	-	10,500
Prepaids	-	-
Total Current Assets	4,237	58,400

Furniture and Equipment, Net	10,928	11,424
Gaming Software, Net	810,000	990,000
TOTAL ASSETS	$825,165	$1,059,824
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$128,785	$117,658
Derivative Liability	160,437	228,605
Accrued Liabilities	26,639	-
Notes Payable	13,440	13,440
Convertible Notes	183,065	206,585
Notes Payable - ViaOne Services	657,880	75,000
Total Current Liabilities	1,170,246	641,288
Total Liabilities	1,170,246	641,288

Stockholders’ Equity (Deficit)
Class A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8

Class B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 164,781 and 161,529 Shares, respectively	165	162

Class C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 and 1 Shares, respectively	1	1

Common Stock
Authorized: 100,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 2,881,424 and 1,999,990 Shares, respectively	2,881	2,000

Additional Paid-In Capital	3,891,374	3,925,738
Accumulated Deficit	(4,239,510)	(3,509,373)
Total Stockholders’ Equity (Deficit)	(345,081)	418,536
TOTAL LIABILITIES & EQUITY	$825,165	$1,059,824

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc
(Formerly HDS International Corp)
Statement of Operations
(Expressed in U.S Dollars)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$7,588	$2,000	$15,907	$2,000
Cost of Revenues	11,643	-	82,700	-
Gross Profit	(4,055)	2,000	(66,793)	2,000
Operating Expenses
General & Administrative	54,609	124,419	112,522	317,222
Contract Labor	97,348	27,000	333,487	47,297
Amortization Expense	60,000	60,000	180,000	150,000
Depreciation Expense	704	672	2,048	1,344
Professional Fees	27,027	5,000	78,052	10,000
Total Operating Expense	239,688	217,091	706,109	525,863
Net Operating Income (Loss)	(243,743)	(215,091)	(772,902)	(523,863)
Other Income (Expense)
Debt Restructure	-	-	-	58,300
Interest Income	-	-	1,000	-
Interest Expense	(15,591)	(3,360)	(26,403)	(10,080)
Gain (Loss) on Change in fair value of derivative liability	292,084	19,268	68,168	(262,091)
Net Other Income (Loss)	276,493	15,908	42,765	(213,871)
Net Income/Loss	$32,750	$(199,183)	$(730,137)	$(737,734)

Net Income (Loss) Per Share, Basic and Diluted	$0.01	$(0.11)	$(0.34)	$(0.39)

Weighted Average Shares Outstanding	2,483,454	1,878,340	2,152,198	1,878,340

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc
(Formerly HDS International Corp)
Statement of Cash Flows
(Expressed in U.S Dollars)
(Unaudited)

	For the Nine Month Ended September 30,
	2017	2016
Operating Activities

Net Loss	$(730,137)	$(737,734)

Adjustment To Reconcile Net Loss
Net Cash Used In Operating Activities
Amortization Expense	180,000	150,000
Depreciation Expense	2,048	1,344
Change In Fair Value Of Derivative Liability	(68,168)	262,091
Stock Compensation	-	41,921
Debt Restructure	-	(58,300)
Changes in operating assets and liabilities
Due from Affiliate	-	119,867
Prepaids - Contract Labor	-	-
Accounts Payable & Accrued Liabilites	37,766	5,874

Net Cash Provided By (Used in) Operating Activities	(578,491)	(214,937)

Investing Activities

Purchase Of Equipment	(1,552)	(13,440)

Net Cash Provided By (Used in) Investing Activities	(1,552)	(13,440)

Financing Activities

Proceeds From Purchase Of Good Gaming	-	1,723
Proceeds From Convertible Debenture	18,000	113,440
Proceeds From Sale Of Preferred Stock CL B	-	30,000
Proceeds From Receipt Of Receivable	10,500	-
Proceeds From Stock Subscriptions	-	150,000
Due To ViaOne Services	507,880	-

Net Cash Provided By (Used In) Financing Activities	536,380	295,163

Change in Cash	(43,663)	66,786

Cash Beginning Of Period	47,900	-

Cash, End Of Period	$4,237	$66,786

Non-Cash Investing And Financing Activities
Common Shares Issued for Conversion Of Debt	$6,585	$62,500
Preferred B Shares issued for Stock Subscription	$-	$92,500
Preferred B Shares issued for purchase of Good Gaming	$-	$86,650
Preferred C Shares issued for purchase of Good Gaming	$-	$1
Preferred Shares issued for payment of related party payable	$-	$6,670
Debt Discount Due To Beneficial Conversion Feature	-	-
Shares Issued For Acquisition Of Software	-	$-

The accompanying notes are an integral part of these consolidated financial statements

Notes to Accompanying Financial Statements

1. Nature of Operations and Continuance of Business

Good Gaming, Inc. (Formerly HDS International Corp.) (the “Company”) was incorporated on November 3, 2008 under the laws of the State of Nevada. The Company is a leading tournament gaming platform and online destination targeting over 250 million esports players and participants worldwide that want to compete at the high school or college level. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any substantial revenue to date.

On February 17, 2016, the Company acquired Good Gaming’s assets, including intellectual property, trademarks, software code, equipment and others from CMG Holdings Group, Inc. (OTCQB: CMGO).

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of September 30, 2017, the Company had a working capital deficiency of $1,166,009 and an accumulated deficit of $4,239,510. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Reverse Stock Split

On February 17, 2017, the Board of Directors of the Company approved a reverse split of its’ common and preferred shares on a 1 for 1,000 basis. The Articles of Incorporation were amended decreasing the authorized common shares from 2,000,000,000 to 100,000,000 and decreasing the authorized preferred shares from 450,000,000 to 2,250,000. A special meeting of the Company’s shareholders was not required since written consent was obtained by the stockholders who held the majority of the outstanding shares of common stock. The Reverse Stock Split became effective on June 14, 2017.

All references in this Quarterly Report regarding the number of preferred and common shares, price per share and weighted average shares of common stock have been adjusted to reflect the Reverse Stock Split on a retroactive basis for all prior periods presented, unless otherwise noted, including reclassifying an amount equal to the reduction in par value of common and preferred stock to additional paid-in capital.

2. Summary of Significant Accounting Policies

Basis of Presentation: The financial statements for the periods ending September 30, 2017 and 2016 include the accounts of the Company.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016

Certain reclassifications have been made to the three and nine months ended September 30, 2017 to the statement of operations and statement of cash flows to reflect consistency with the current presentation.

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

Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2017 and 2016, the Company had $4,237 and $143,498 respectively in cash equivalents.

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

Comprehensive Loss

ASC 220, Comprehensive Income , establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2017 and 2016, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at September 30, 2017 and 2016 as follows:

	Fair Value Measurements at June 30, 2017 Using Fair Value Hierarchy
Description	Total	Level 1	Level 2	Level 3
Derivative liability	$160,437	$-	$-	$160,437
Total	$160,437	$-	$-	$160,437

	Fair Value Measurements at December 31, 2016 Using Fair Value Hierarchy
Description	Total	Level 1	Level 2	Level 3
Derivative liability	$228,605	$-	$-	$228,605
Total	$228,605	$-	$-	$228,605

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the Statements of Operations and are expensed as incurred. The Company incurred $89,609.06 in advertising and promotion expenses in the nine months ended September 30, 2017.

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

3. Other Assets

The Company valued the software purchased at $1,200,000. The software has a useful life of 5 years. Amortization for the nine months ending September 30, 2017 is calculated at $180,000.

4. Debt

Convertible Debentures

On April 15, 2015, the Company entered into a $100,000 convertible debenture with a non-related party. During the quarter ended June 30, 2015, the Company received the first $50,000 payment. The remaining $50,000 payment will be made at the request of the borrower. No additional payments have been made as of September 30, 2017. Under the terms of the debenture, the amount is unsecured and was due on October 16, 2016. The note is currently in default and bears interest at 22% per annum. It was convertible into shares of common stock any time after the maturity date at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company’s common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. HGT and the company are currently in litigation over this note.

On April 1, 2015, we entered into a transaction with Iconic Holdings, LLC (the “Purchaser”), whereby Iconic Holdings agreed to provide up to $600,000 through a structured convertible promissory note (the “Note”), with funds to be received in tranches. The note bears interest of 10% and was due April 1, 2016. The initial proceeds of $40,000 was received on April 9, 2015, with $30,000 remitted and delivered to us, $4,000 retained by the Purchaser as an original issue discount, and $6,000 retained by the Purchaser for legal expenses. On February 17, 2016 as part of a settlement between the lender and the Company, the note along with a remaining balance of $8,300 from former JABRO-Asher notes were restructured to a principal amount of $25,000 with a due date of June 18, 2017 and an interest rate of 0%. The lender is subject to strict lock-up and leak-out provisions. Additionally, as part of the February 2016 settlement with the lender, the lender funded $100,000 new debentures (the “$100,000 Convertible Promissory Note”) due August 2018 bearing 0% interest with the lender subject to strict lock-up and leak-out provisions.

On June 27, 2017, Iconic Holdings’ $100,000 Convertible Promissory Note issued on February 18, 2016 was amended to reflect the conversion price of .10 cents to .08 cents per common share.

On June 29, 2017, Iconic Holdings, LLC entered into a 10% Convertible Promissory Note with the Company in the principal amount of $27,000 (the “Note”). Upon the execution of this note the sum of $9,000 has been remitted and delivered to the Company. On August 14, 2017, Iconic Holdings, LLC remitted and delivered to the Company another $9,000. The Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this Note. As of September 30, 2017, the Company has received a total $18,000 of the $27,000 principal amount.

On July 5, 2017, Iconic Holdings converted $15,895 of its $100,000 Convertible Promissory Note.

On July 25, 2017, Iconic Holdings converted $18,950 of its $100,000 Convertible Promissory Note.

As part of the asset purchase agreement between HDS International Corp. and CMG Holdings Group, Inc., SirenGPS was issued a $60,000 0% interest convertible debenture that matured in August 2017, and is currently in default. The debentures are convertible into common stock at a conversion price equal to eighty percent (80%) of lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the election of conversion. The debt is subject to strict lock-up and leak-out provisions. SirenGPS intends to sell this convertible debenture to the Company or to an investor of the Company’s choice at face value.

Related Party Transactions

On or around April 7, 2016, Silver Linings Management, LLC funded the Company $13,439.50 in the form of convertible debentures secured by certain high-powered gaming machines purchased from XIDAX. Such note bears interest at a rate of 10% per annum payable in cash or kind at the option of the Company, matures on April 1, 2018, and is convertible into Series B Preferred shares at the option of the holder at any time.

On November 30, 2016, ViaOne Services, LLC (“ViaOne”) purchased a Secured Promissory Note equal to a maximum initial principal amount of $150,000 (the “Note”) issued by the Company to ViaOne. As additional advances were made by ViaOne to the Company, the principal amount of the Note was increased to $225,000 and $363,000 by amendments dated January 31, 2017 and March 1,2017, respectively.

On May 5, 2017, ViaOne delivered a default notice to the Company pursuant to Section 6 of the Note Purchase Agreement but has subsequently extended the due date and has increased the funding up to One Million ($1,000,000) dollars. After giving the Company a fifteen (15)-day notice period to cure the default under the Stock Pledge Agreement, dated November 30, 2016, entered by and among the Company, CMG and ViaOne (“Pledge Agreement”), ViaOne took possession of the Series C Stock, which was subject of the Pledge Agreement.

The Note as amended, includes an unpaid amount of $363,000, but is now increased from time to time due to additional advances provided to the Company by ViaOne in the respective amounts of $25,000 on May 2, 2017, $25,000 on May 4, 2017, $75,000 on May 31, 2017, and $85,000 on June 30, 2017 (the “Additional Advances”). The Additional Advances increased the total unpaid balance to $573,000 as of July 1, 2017.

Between July 1, 2017 and September 30, 2017, ViaOne Services provided additional funding in the form of a short-term loan of $84,880 to be repaid no later than May 1, 2018 and the loan holds interest at the rate of 12% per annum.

As of September 30, 2017, ViaOne Services provided additional funding in accordance with the extension of the Note Purchase Agreement on an as-needed basis and will continue to provide funding until one million dollars has been exhausted. To date, the total amount owed to ViaOne Services is $657,880.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

Derivative Liabilities

The following inputs and assumptions were used to value the convertible debentures outstanding during the period ended September 30, 2017 and December 31, 2016:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 165% as at December 31, 2016, 127% as September 30, 2017.

An event of default would occur 0% of the time , increasing to 1.0% per month to a maximum of 5%.

A summary of the activity of the derivative liability is shown below:

Balance December 31, 2016	$228,605
Mark to Market Adjustment at March 31, 2017	(74,789)
Balance March 31, 2017	153,816
Mark to Market Adjustment at June 30, 2017	298,705
Balance June 30, 2017	$452,521
Mark to Market Adjustment at September 30, 2017	(292,084)
Balance September 30, 2017	$160,437

5. Capital Stock

Share Transactions for the nine months ended September 30, 2017:

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

Series A Preferred Stock Transactions

As of September 30, 2017, we had 7,500 shares of our Class A Preferred Stock issued and outstanding.

The 7,500 issued and outstanding shares of Class A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each one Class A Preferred Share. The 164,781 issued and outstanding shares of Class B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each one Class B Preferred Share. The one share of Class C Preferred Stock issued and outstanding is not convertible. If all of our Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock were to be converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 32,956,200 shares.

Series B Preferred Stock Transactions

On or around February 18, 2016, as part of the closing of the Company’s asset sale by CMG Holdings Group to HDS International Corp., CMG Holdings was issued 13,350 Series B Preferred Shares. On August 16, 2016, CMG Holding received an additional 86,650 shares of Series B Preferred Shares to complete the closing of the Good Gaming asset sale.

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

On or around March 7, 2016, Silver Linings Management, an entity controlled by David Dorwart, our Director, funded monies to the Company and had a subscription receivable for 15,000 Series B Preferred shares as consideration for an investment in the Company.

On or around April 22, 2016, William Crusoe was issued 1,000 Series B Preferred shares as consideration for an investment in the Company. The investor has since agreed to lockup his shares for a period of one year.

On or around April 22, 2016, Francesca Dorwart was issued 1,000 Series B Preferred shares as consideration for an investment in the Company.

On or around August 16, 2016, Britton & Associates was issued 5,000 Series B Preferred shares as consideration for an investment in the Company.

On or around August 16, 2016, Independent Drug Distributor was issued 5,000 Series B Preferred shares as consideration for an investment in the Company.

On or around August 16, 2016, Pecan Bluff Investments was issued 2,500 Series B Preferred shares as consideration for an investment in the Company.

On or around August 16, 2016, SSB Trading was issued 10,000 Series B Preferred shares as consideration for an investment in the Company.

On or around September 20, 2016, Bruce Gingrich was issued 2,500 Series B Preferred shares as consideration for an investment in the Company.

On January 4, 2017, HOEL converted 70,000 shares of Common Stock of the Company into 500 shares of the Company’s Class B Preferred Stock, pursuant to that certain Stock Conversion Agreement dated December 30, 2016. As of September 30, 2017, HOEL held 2,816 shares of preferred B Stock.

On or around August 04, 2017, Michael Tadin was issued 5,000 Series B Preferred shares as consideration for an investment in the Company.

On or around September 29, 2017, Andrew Albrecht was issued 750 Series B Preferred shares as consideration for an investment in the Company.

On September 30, 2017 all of the above preferred B shares were issued as noted above, 164,781 shares.

Series C Preferred Stock Transactions

On May 24, 2017, CMG Holdings Group, Inc. transferred 1 share of Series C Preferred Stock to ViaOne Services in accordance with the term under the Stock Pledge Agreement, by and among the Company, CMG and ViaOne, dated November 30, 2016.

Common Stock Transactions

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

	2017	2016
Income tax recovery at statutory rate	$202,294	$235,993

Valuation allowance change	$(202,294)	$(235,993)

Provision for income taxes	$-	$-

The Significant components of deferred income tax assets and liabilities at September 30, 2017 and December 31, 2016 are as follows:

Net operating loss carried forward	$778,052	$674,266

Valuation allowance	$(778,052)	$(674,266)

Net deferred income tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carryforwards may be limited.

7. Consulting Agreements

On or around April 14, 2016, the Company formed an advisory Board and engaged Syndicate Studios, LLC for consulting services and issuing the Syndicate Studios 100,000 warrants with two-year expiration and a strike price of $0.0002. The warrants are subject to mutually agreed to performance criteria.

On July 25, 2016, the Company engaged Kevin Harrington Enterprises (KBHJJ LLC) to provide consulting services, including introductions to potential investors and sponsors for esports tournaments, among other things. Mr. Harrington subsequently resigned with no compensation.

On February 6, 2017, David Petite was appointed to the advisory board.

8. Subsequent Events

On or around October 6, 2017 RedDiamond Partners, LLC (the “Purchaser”) was issued 35 Series D Preferred shares as consideration for a $35,000 investment in the Company. The Purchaser agrees to purchase from the Company and the Company agrees to sell to the Purchaser an aggregate of $250,000 of Preferred Shares at a purchase price equal to ninety-five percent of the stated value per share. The purchase and sale of the preferred shares shall occur in multiple closings and at each closing, the Purchaser shall purchase no less than $35,000 of preferred shares. The Securities Purchase Agreement provides for funding of $35,000 per month until an aggregate of $250,000 has been funded. The Series D Preferred Shares are redeemable by the Company as provided in the Certificate of Designation, Preferences and Rights of the Series D Convertible Preferred Stock. Each Series D Preferred Share shall be convertible into validly issued, fully paid and nonassessable shares of Common Stock in accordance with the terms of the Securities Purchase Agreement and Certificate of Designation, Preferences and Rights of the Series D Convertible Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) may contain “forward-looking statements,” as that term is used in federal securities laws, about Good Gaming, Inc. (“GMER,” “we,” “our,” “us,” the “Company,” “management”) and its financial condition, results of operations and business. These statements include, among others:

●	statements concerning the potential benefits that we may experience from our business activities and certain transactions we contemplate or have completed; and

●	statements of GMER’s expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause GMER’s actual results to be materially different from any future results expressed or implied by GMER in those statements. The most important facts that could prevent GMER from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;
(b)	potential fluctuation of quarterly results;
(c)	failure of GMER to achieve revenues or profits;
(d)	inadequate capital to continue or expand our business, and inability to raise additional capital or financing to implement our business plans;
(e)	decline in demand for GMER’s products and services;
(f)	rapid adverse changes in markets;
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

Overview

The Company was incorporated on November 3, 2008 under the laws of the State of Nevada, to engage in certain business services. Our goal is to become a leading tournament gaming provider as well as an online destination, targeting over 250 million esports players and participants worldwide that want to compete at the high school or college level. We are a developmental stage business, have generated limited revenues to date and have a history of operating losses.

The Good Gaming platform was established in early 2014 by its founding members who recognized the need that millions of gamers worldwide desired to play games at competitive levels. The founders recognized that there was no structure or organization on a large scale for amateur gamers while professional esports was quickly establishing itself.

Good Gaming is effectively building the business infrastructure for the rapidly growing esports industry, similar to the high school and college athletic industry. Good Gaming is designed to be the gateway for amateur esports athletes to compete at the semi-professional level, improve their gaming skills, and interact with veteran gamers globally in a destination site and social networking framework.

Good Gaming differs from the professional level of the esports industry by focusing on more than approximately 250 million gamers that fall below the professional level but are above the casual level, classified as “amateurs.” Good Gaming distinguishes itself from its direct and indirect competitors by being the first company to offer multi-game, multi-console services at the amateur esports level. The Company is not exclusive to any particular hardware or software vendor.

On May 4, 2016, the Company announced that it had completed its first closed public beta testing of their 2.0 tournament platform to determine the functionality, speed, ease of use, and accuracy of the system and are preparing to enter into full-blown production.

On February 18, 2016, the Company, formerly HDS International Corp., acquired the assets of Good Gaming, Inc. from CMG Holdings Group, Inc. (OTCQB: CMGO). On that date, the Company’s former CEO, Paul Rauner, resigned. The Company appointed Vikram Grover to the positions of CEO and Director of the board of directors (the “Board”). Vikram Grover is a former Wall Street analyst and investment banker with more than 20 years of experience in telecommunications, media and technology. In addition, Barbara Laken and David Dorwart were elected by the majority shareholders to the Company’s Board. Ms. Laken is a former teacher, with experience in creating specialized formats for advanced placements and special needs programs, with emphasis on system management and curriculum development. Mr. Dorwart is the Co-Founder and Chairman of Assist Wireless, Inc., a provider of lifeline wireless services to tens of thousands of subscribers primarily in the Midwest.

On June 27, 2017, Vikram Grover resigned as the Chief Executive Officer and President of the Company, and continued to serve as the Company’s Treasurer and as a member of the Company’s board of directors.

On June 27, 2017 the Board of Directors of the Company appointed David B. Dorwart, 58 years old, as the Company’s Chief Executive Officer. On June 21, 2017, Mr. Dorwart was appointed to serve as the Chairman of the Board of Directors. David B. Dorwart, Chairman and CEO of Good Gaming, Inc., brings over 31 years of start-up entrepreneurism and executive level management to the Company. Mr. Dorwart was a Co-Founder and CEO of dPi Teleconnect, a pre-paid wireless provider, for 10 years. During his tenure he grew the company from a start-up to $75 million in revenues before selling the company. Over the last 9 years he has been involved with several other successful projects including Assist Wireless, Brooklet Energy Distribution, PayGo Distributors and Britton & Associates. He is currently the Chairman and Co-Founder of ViaOne Services, a company which specializes in wireless communications and provides intricate multi-faceted services for start-up companies utilizing industry experts.

On June 27, 2017, the Company also bolstered its Board of Directors with executive level professionals by adding two seasoned individuals who specialize in organization and finance as well as the branding and marketing of established and emerging organizations which are poised to show significant growth.

Domenic Fontana, age 36, is currently Sr. Vice President of ViaOne Services and a new board member. He is an experienced CPA and Financial Executive who has worked in progressively more advanced executive roles throughout his career. Having worked at Verizon, Ebay and now ViaOne Services over the last 13 years, he has developed intimate and extensive knowledge of executive level management and the telecommunications industry. He has worked in all aspects of Finance, Accounting, Treasury, and Operations.

Jordan Majkszak Axt, a new board member, age 35, is a results-producing marketing professional with over 14 years of experience successfully developing marketing and branding strategies. He has been consistently noted by executives, colleagues, and journalists for his specific expertise in bringing products and services online with a comprehensive digital go-to-market strategy. He has previously held executive level positions as Director of Marketing for ProfitPoint Inc. and Clutch Holdings LLC. He is currently Sr. Director of Marketing of ViaOne Services where he develops all marketing and customer acquisition strategies for 14 consumer facing brands.

On July 10, 2017, the Company’s Board of Directors elected David Dorwart its CEO. Vikram Grover resigned as the Company’s CEO and was appointed the Company’s Treasurer. Additionally, the Board of Directors elected Domenic Fontana and Jordan Axt to the Company’s Board of Directors.

On August 8, 2017, the board of directors of the Company accepted Vikram Grover’s resignation as the Treasurer of the Company and as a member of the Board, effective immediately.

On August 8, 2017, the Board of the Company accepted Barbara Laken’s resignation as the Secretary of the Company and as a member on the Board, effective immediately.

On August 9, 2017, the Company announced a strategic review of its business prompted improvements to its business model and a reduction in expenses designed to accelerate its move to free cash flow generation.

On August 29, 2017, Eric Brown became the Chief Operating Officer.

Recent Events

In 2016, the Company completed its 2.0 tournament platform and thereafter ran dozens of robotic internal test tournaments and held numerous free-to-play tournaments on large scales with its partner The Syndicate, the owner of the world’s longest running online gaming guild that has 1,200 members worldwide. Good Gaming conducted two closed public beta tournaments of hundreds of participants in May 2016 in order to fully vet the system. After making roughly 100 fixes and changes to the system, it now runs smoothly. The system is designed to scale to 512,000 concurrent competitors. The Company has updated the system to handle team tournaments, which will further expand its opportunity to popular titles that have tens of millions of active players and to recently launched titles that have the potential for cross-platform play among Gaming PC, Microsoft Xbox and Sony PlayStation.

In 2017, the Company ran hundreds of tournaments on a regular basis with a dedicated customer base of over 30,000 members. Additionally, the Company expanded its website by offering content relevant to the member base with information relating to game play strategy and game news. This generated nearly 100,000 unique visits per month. In an effort to monetize that traffic, the Company employed the use of Google display advertising and tested a subscription model. After careful evaluation of the Company’s strategy, management decided to move away from free tournaments and custom content and focus on growing and monetizing our Minecraft server, which had grown substantially in popularity. This decision was a result of a comprehensive competitive analysis and evaluations made in how the esports industry was shifting in its space. Tournaments and custom content are currently suspended while the Company grows revenue and focuses on expanding its efforts with Minecraft. The Company is also aggressively evaluating several business models and acquisition opportunities to resume our previous success as it is related to tournaments.

Business Strategy

In the past our management team’s strategy was to be a full service company providing best in class tournaments, the platform on which they are played and the content that is all about the esports world. We have looked at this strategy and have changed the way we view our business.

It’s our ambition and strategy to be really good at being a Tournament Provider. Being a tournament provider allows us to focus on the promotion of teams, leagues and competition. We like that space because we have done that for the better part of a year with success in managing the tournaments. We don’t need to take it to the world to be successful. We intend to take it locally and let it grow organically from there. We do know and recognize that there are millions of players and we do know that they love to come together and compete.

Additionally, we like the idea of what we see in the esports world relative to esports arenas. This type of business model appeals to us due to the fact that it’s a very tangible business model. We see the esports arena business as something we would be great at if we were to open and operate. It’s something we have modeled out and studied and are actively pursuing.

Our secondary strategy will be to become a Content Aggregator, such as Google news and Apple news. We intend to gather industry news and host it on our website. We expect to be a place where gamers would go to learn what is happening in esports in general and more importantly in the gamer’s community. By being a great content aggregator, we understand that we will get the traffic to the site and with that, Good Gaming will be relevant in the market place.

In our evaluation of our current business model, we have decided not to pursue the operation as a tournament platform. We feel there are too many great platforms that allow complete integration via APIs to run our tournaments. These companies have spent and continue spending millions of dollars establishing their platforms. It’s what they do very well and they rely on companies such as Good Gaming to run and host tournaments.

We do still own the code and have a platform that really is quite good to handle tournaments but needs some improvement to be commercially ready. In fact, it’s this platform that we have used up to now to run our Hearthstone tournaments. The challenge is, although it is functional, that it costs too much capital to maintain and improve the platform. At this point it’s an asset we have and we may try to monetize this at some point.

Minecraft is another our business strategy. We have a well established server and will continue to devote resources to developing and acquiring other Minecraft assets. We feel that we have learned how to monetize this and will be able to continue to grow and have it be a meaningful part of our business strategy.

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

Recently Issued Accounting Pronouncements

None

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The Company recognized $7,588 in revenue for the three months ended September 30, 2017, as compared to $2,000 for the three months ended September 30, 2016, representing an increase of approximately 279%. The change in the amount of revenue was a result of launching the new platform that led to micro-transactions.

For the three months ended September 30, 2017, the Company recognized cost of revenue of $11,643 as compared to $0 for the same period in 2016, representing an approximately 100% increase. The principal reason for this change was due to the implementation of tournaments and prizes held for gamers.

For the three months ended September 30, 2017, the Company recorded operating expenses totaling $239,688, reflecting an approximately 10% increase comparing to $217,091 for the three months ended September 30, 2016. This change in operating expenses was primarily due to additional costs related to legal transactions and marketing services.

For the three months ended September 30, 2017, the Company recorded other income totaling $276,493 comparing to other income of $15,908 for the three months ended September 30, 2016. This increase in other income was primarily caused by the change in fair value of remeasuring the Company’s derivative liability.

As a result of the factors discussed above, the Company’s net income was $32,750 for the three months ended September 30, 2017, as compared to net loss of ($199,183) during the three months ended September 30, 2016. The primary reason for the change is due to the change in the Fair Value of Derivative Liability.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The Company recognized $15,907 in revenue for the nine months ended September 30, 2017, as compared to $2,000 for the nine months ended September 30, 2016, representing an increase of approximately 695%. The change in the amount of revenue was a result of launching the new platform that resulted in micro-transactions.

For the nine months ended September 30, 2017, the Company recognized cost of revenue of $82,700 as compared to $0 for the same period in 2016, representing a 100% increase. The principal reason for this increase was due to the implementation of tournaments held and prizes for gamers.

For the nine months ended September 30, 2017, the Company recorded operating expenses totaling $706,109 an approximately 34% increase comparing to those of $525,863 for the nine months ended September 30, 2016. This increase in operating expenses was primarily caused by additional costs related to legal transactions and marketing expenses.

For the nine months ended September 30, 2017, the Company recorded other income totaling $42,765 compared to other expenses of ($213,871) for the nine months ended September 30, 2016, primarily caused by the change in fair value of remeasuring the Company’s derivative liability.

As a result of the factors discussed above, the Company’s net loss was ($730,137) for the nine months ended September 30, 2017, as compared to a net loss of ($737,734) during the nine months ended September 30, 2016. There was no significant change respecting the Company’s net loss during the nine months ended September 30, 2017 and 2016.

Liquidity and Capital Resources

Working Capital

	9/30/2017	9/30/2016

Current Assets	4,237	$143,498
Current Liabilities	1,170,246	893,268
Working Capital (Deficit)	(1,166,009)	(749,770)

Cash Flows

	9/30/2017	09/30/2016

Cash Flows from (used in) Operating Activities	$(578,491)	$(214,937)
Cash Flows from (used in) Financing Activities	536,380	295,163
Cash Flows from (used in) Investing Activities	(1,552)	(13,440)
Net Increase (decrease) in Cash During Period	(43,663)	66,786

On September 30, 2017, the Company’s balance of cash and cash equivalents was $4,237 compared to the balance of cash and cash equivalents in the amount of $143,498 on September 30, 2016. The decrease was due to the timing and use of funds. On September 30, 2017, the Company had total current assets of $4,237 and total current liabilities of $1,170,246 compared to $143,498 and $893,268 on September 30, 2016.

On September 30, 2017, the Company had a working capital deficit of $1,166,009 compared with the working capital deficit of $749,770 on September 30, 2016, with the increase in the working capital deficit of $416,239, attributed to the decrease in cash and cash equivalents and increase in current liabilities.

Operating Activities

During the nine months ended September 30, 2017, the Company used $578,491 of cash for operating activities compared to $214,937 of cash used for operating activities during the nine months ended September 30, 2016. The increase in cash used in operations was a result of the increased marketing and SG&A costs.

Financing Activities

During the nine months ended September 30, 2017, the Company received $536,380 in cash from the conversion of notes and funding from ViaOne Services, compared to $295,163 during the nine months ended September 30, 2016.

Investing Activities

During the nine months ended September 30, 2017, the Company invested $1,552 for the ongoing operations of the Company, compared to $13,440 during the nine months ended September 30, 2016.

Subsequent Developments

New Developments

The Company has unveiled several upgrades to its Minecraft server as well as a new Minecraft website. The minecraft website will help drive traffic to the server, ease sales of microtransactions, increase consumer engagement, and increase the Company’s ability to support customers. The new website will also allow us to more effectively market the Minecraft server through online advertising and Search Engine Optimization (SEO).

Going Concern

To date, we have not attained profitable operations and are dependent upon the continued financial support from various sources, including our shareholders and creditors. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures have improved but we continue to develop stronger internal control procedures. We have applied the segregation of duties and a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The material weakness in previous quarters was related to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our CEO/CFO did not possess accounting expertise and our company does not have an audit committee. Subsequently, with the transition in management and board members, the financial management is lead by a CPA with extensive accounting experience who follows the standards of GAAP and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity .

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings

HGT Capital LLC (“HGT”) has filed a lawsuit against the Company, claiming breach of contract due to a default on a $50,000 junior loan made by HGT to HDS International Corp., our predecessor, in 2015. The Company has retained counsel to represent it on this matter and responded with affirmative defenses in the Supreme Court of New York. HGT’s motion for summary judgment is scheduled for oral argument on February 8, 2018. The Company intends to vigorously contest such action.

Item 1–A. Risk factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered sales of equity securities and use of proceeds

On or around August 04, 2017, Michael Tadin was issued 5,000 Series B Preferred shares as consideration for an investment in the Company. On or around September 29, 2017, Andrew Albrecht was issued 750 Series B Preferred shares as consideration for an investment in the Company. The Company uses the proceeds from such issuances for general working capital purposes. The issuances referenced above were made in reliance on an exemption from registration set forth in Section 4(2) of the Securities Act, as amended.

Except the issuances as listed herein, there were no unregistered sales of equity securities that have not been disclosed on the Company’s current reports during the three months ended September 30, 2017.

Item 3. Defaults upon senior securities

None

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other information

On February 17, 2017, our board of directors and our principal stockholders holding a majority of our voting power approved a reverse stock split of our issued and outstanding shares of common and preferred stock, on a one (1) share for one thousand (1,000) shares basis. The effective date of the split was approved by the board of directors February 17, 2017 and took effect April 11, 2017.

In connection with the Reverse Stock Split, as filed with the State of Nevada, we have, as of September 30, 2017 post the Reverse Stock Split, 2,881,405 shares of common stock outstanding; 7,500 shares of Series A Preferred Stock outstanding with each Series A Preferred share having 20 votes; 164,781 shares of Series B Preferred Stock outstanding with each Series B Preferred share having 1,000 votes per share, 1 share of Series C Preferred Stock outstanding with the holders of the Series C as a single class entitled to vote the equivalent of 51% of all shares entitled to vote. The total voting power of the outstanding common and preferred stock is 167,812,405 votes whereas 83,906,203 votes are required to pass each resolution described above. Our shares of common stock vote with our preferred stock as a single class on all matters submitted to our shareholders.

Item 6. Exhibits

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

Good Gaming, Inc.
(the “Registrant”)
November 13, 2017
	BY:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

