Form 10-K
period 2017-12-31
GOOD GAMING, INC.
filed 2018-04-02
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission File Number: 000-53949

Good Gaming, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-3917807
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2017: $ 393,180.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,683,195 as of March 27, 2018.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

●	our growth strategies;

●	our anticipated future operation and profitability;

●	our future financing capabilities and anticipated need for working capital;

●	the anticipated trends in our industry;

●	acquisitions of other companies or assets that we might undertake in the future;

●	current and future competition.

In addition, factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1.	BUSINESS.

General

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

On February 18, 2016, the Company, formerly HDS International Corp., acquired the assets of Good Gaming, Inc. from CMG Holdings Group, Inc. (OTCQB: CMGO). On that date, the Company’s former CEO, Paul Rauner, resigned. The Company appointed Vikram Grover to the positions of CEO and Director of the board of directors (the “Board”). Vikram Grover is a former Wall Street analyst and investment banker with more than 20 years of experience in telecommunications, media and technology. In addition, David Dorwart was elected by the majority shareholders to the Company’s Board. Mr. Dorwart is the Co-Founder and Chairman of Assist Wireless, Inc., a provider of lifeline wireless services to tens of thousands of subscribers primarily in the Midwest.

On June 27, 2017 the Board of Directors of the Company appointed David B. Dorwart, 59 years old, as the Company’s Chief Executive Officer. On June 21, 2017, Mr. Dorwart was appointed to serve as the Chairman of the Board of Directors. David B. Dorwart, Chairman and CEO of Good Gaming, Inc., brings over 31 years of start-up entrepreneurism and executive level management to the Company. Mr. Dorwart was a CoFounder and CEO of dPi Teleconnect, a prepaid wireless provider, for 10 years. During his tenure, he grew the company from a start-up to $75 million in revenues before selling the company. Over the last 9 years, he has been involved with several other successful projects including Assist Wireless, Brooklet Energy Distribution, PayGo Distributors and Britton & Associates. He is currently the Chairman and CoFounder of ViaOne Services, a company which specializes in wireless communications and provides intricate multi-faceted services for start-up companies utilizing industry experts. By virtue of their ownership of this Series C Preferred Stock, ViaOne is the Company’s principal stockholder.

On June 27, 2017, the Company also bolstered its Board of Directors with executive level professionals by adding two seasoned individuals who specialize in organization and finance as well as the branding and marketing of established and emerging organizations which are poised to show significant growth.

Domenic Fontana, age 37, is currently Sr. Vice President of ViaOne Services and a new board member. He is an experienced CPA and financial executive who has worked in progressively more advanced executive roles throughout his career. Having worked at Verizon, Ebay and now ViaOne Services over the last 13 years, he has developed intimate and extensive knowledge of executive level management and the telecommunications industry. He has worked in all aspects of Finance, Accounting, Treasury, and Operations.

Jordan Majkszak Axt, a new board member, age 36, is a results-producing marketing professional with over 14 years of experience successfully developing marketing and branding strategies. He has been consistently noted by executives, colleagues, and journalists for his specific expertise in bringing products and services online with a comprehensive digital go-to-market strategy. He has previously held executive level positions as Director of Marketing for ProfitPoint Inc. and Clutch Holdings LLC. He is currently Sr. Director of Marketing of ViaOne Services where he develops all marketing and customer acquisition strategies for 14 consumer facing brands.

On July 10, 2017, the Company’s Board of Directors elected David Dorwart its CEO. Additionally, the Board of Directors approved Domenic Fontana and Jordan Axt to the Company’s Board of Directors.

On August 8, 2017, the board of directors of the Company accepted Vikram Grover’s resignation as the Treasurer of the Company and as a member of the Board, effective immediately.

On August 8, 2017, the Board of the Company accepted Barbara Laken’s resignation as the Secretary of the Company and as a member on the Board, effective immediately.

On August 9, 2017, the Company announced a strategic review of its business, which prompted improvements to its business model and a reduction in expenses designed to accelerate its move to free cash flow generation.

On August 29, 2017, Eric Brown became the Chief Operating Officer.

In September of 2017, the Company began focusing on its Minecraft server by enhancing the development staff and launched an offering of microtransactions after it saw the opportunity to generate revenue without adding a great deal of overhead. The initial offering of microtransactions exceeded revenue expectations and the Company has continued to expand the Minecraft server offerings. The Company also began pursuing the acquisition of additional Minecraft servers that were already established to begin scaling this effort.

In December of 2017, the Company began exploring potential partnerships with various franchise opportunities related to both LAN centers and Virtual Reality centers. Financial analysis and research on these opportunities is ongoing.

Technology

In 2016, the Company completed its 2.0 tournament platform and thereafter ran dozens of robotic internal test tournaments and held numerous free-to-play tournaments on large scales with its partner The Syndicate, the owner of the world’s longest running online gaming guild that has 1,200 members worldwide. Good Gaming conducted two closed public beta tournaments of hundreds of participants in May 2016 in order to fully vet the system. After making roughly 100 fixes and changes to the system, it now runs smoothly. The system is designed to scale to 512,000 concurrent competitors. The Company has updated the system to handle team tournaments, which will further expand its opportunity to popular titles that have tens of millions of active players and has recently launched titles that have the potential for cross-platform play among Gaming PC, Microsoft Xbox and Sony PlayStation.

In 2017, the Company ran hundreds of tournaments on a regular basis with a dedicated customer base of over 30,000 members. Additionally, the Company expanded its website by offering content relevant to the member base with information relating to game play strategy and game news. This generated nearly 100,000 unique visits per month. In an effort to monetize that traffic, the Company employed the use of Google display advertising and tested a subscription model. After careful evaluation of the Company’s strategy, management decided to move away from free tournaments and custom content and focus on growing and monetizing our Minecraft server, which has grown substantially in popularity. This decision was a result of comprehensive competitive analysis and evaluations made in how the esports industry was shifting in its space. Tournaments and custom content are currently suspended while the Company grows revenue and focuses on expanding its efforts with Minecraft. The Company is also aggressively evaluating several business models and acquisition opportunities to resume its previous success as it is related to tournaments.

Business Strategy

In the past, our management team’s strategy was to be a full-service company providing best in class tournaments, the best platform on which they are played, and content that is all about the esports world. We have looked at this strategy and have changed the way we view our business.

It’s our ambition and strategy to be great at providing a place for amateurs to play. By focusing on what the gaming universe is lacking, it allows us to focus on the promotion of teams, leagues and competition. We will continue with this strategy because over this past year, we have been successful in managing the tournaments. We intend to begin with local servers and expand organically from there. We recognize there are millions of players who desire to compete within the gaming community.

Minecraft is another business strategy. We have a well-established server and will continue to devote resources to developing and acquiring other Minecraft assets. We feel that we have learned how to monetize this and will be able to continue to grow and have it been a meaningful part of our business strategy.

In our evaluation of our current business model, we have decided not to pursue the operation as a tournament platform. We feel there are too many great platforms that allow complete integration via APIs to run our tournaments. These companies have spent and continued spending millions of dollars establishing their platforms. It’s what they do very well and they rely on companies such as Good Gaming to run and host tournaments.

We previously developed our own code and have a platform that really is quite good to handle tournaments but needs some improvement to be commercially ready. In fact, it’s this platform that we have used up to now to run our Hearthstone tournaments. Although it is functional, the challenge is that it costs too much capital to maintain and improve the platform. At this this point, it’s an asset we have and we may try to monetize this at some point.

Insurance Policies

We do not currently maintain any insurance but are in the process of obtaining the appropriate insurance to support our business operations.

Employees

We have no employees and five contractors working on the Good Gaming project. This group is made up of programmers, tournament administrators, and social media experts. Pursuant to our Management Services Agreement with ViaOne Services LLC, certain employees of ViaOne are deemed to be consultants of the Company. As the process matures, we plan to hire most of these people and additional staff as full-time employees of the Company.

Offices

Our executive offices are located at 415 McFarlan Rd, Suite 108, Kennett Square, PA 19501. Our telephone number is (888) 295-7279.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	PROPERTIES

The only real or personal property we own are the intellectual property licenses and related assets we’ve acquired relating to gaming software. We do not currently rent or lease real property.

ITEM 3.	LEGAL PROCEEDINGS

HGT Capital LLC (“HGT”) has filed a lawsuit against the Company, claiming breach of contract due to a default on a $50,000 junior loan made by HGT to HDS International Corp., our predecessor, in 2015. The Company has retained counsel to represent it on this matter and responded with affirmative defenses in the Supreme Court of New York. HGT’s motion for summary judgment is scheduled for oral argument on May 31, 2018. The Company intends to vigorously contest such action.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading on the over-the-counter Bulletin Board on October 7, 2009. It currently trades under the symbol “GMER”. Following is a table of the high bid price and the low bid price for each quarter during the last two years.

2016	High Bid	Low Bid
First Quarter, Ending March 31	$0.6000	$0.5000
Second Quarter, Ending June 30	$0.8000	$0.7000
Third Quarter, Ending September 30	$0.2000	$0.2000
Fourth Quarter, Ending December 31	$0.3000	$0.3000

2017	High Bid	Low Bid
First Quarter, Ending March 31	$0.2000	$0.2000
Second Quarter, Ending June 30	$0.2000	$0.1970
Third Quarter, Ending September 30	$0.0760	$0.0760
Fourth Quarter, Ending December 31	$0.0650	$0.0350

Holders

As of March 27, 2018, we have 23,683,195 shares of our common stock issued and outstanding held by 50 stockholders of record.

Issued and outstanding are 7,500 shares of Class A Preferred Stock, 106,511 shares of Class B Preferred Stock, 1 share of Class C Preferred Stock, and 210 shares of Class D Preferred Stock.

Dividends

We have never declared or paid cash dividends. We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our directors. In addition, our Series D shares have cumulative dividend preference.

Securities Authorized for Issuance Under Equity Compensation Plans

On July 18, 2012 a Registration Statement on Form S-8 (the “Registration Statement”) was filed by us together with our 2012 Non-Qualified Stock Option Plan (the “Plan”) relating to 30,000,000 shares of our common stock, par value $0.001 per share, to be offered and sold to accounts of eligible persons. The original plan filed on July 18, 2012 is still valid but the Company will not issue any more securities under the Plan as we intend to adopt a new plan.

Equity Compensation Plan

We do not have any other equity compensation plan at this time.

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5. Securities are registered on certain national securities exchanges or quoted on the NASDAQ system which provides the current price and volume information. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading, (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws, (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price, (d) contains a toll-free telephone number for inquiries on disciplinary actions, (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks, and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock, (b) the compensation of the broker-dealer and its salesperson in the transaction, (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock, and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling their shares of our common stock.

Common Stock

Our Articles of Incorporation authorize us to issue up to 100,000,000 shares of common stock, $0.001 par value. Each holder of our common stock is entitled to one (1) vote for each share held of record on all voting matters we present for a vote of stockholders, including the election of directors. Holders of common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities, and there are no conversion rights or redemption or sinking fund provisions with respect to our common stock. All shares of our common stock are entitled to share equally in dividends from sources legally available when, and if, declared by our Board of Directors.

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

Preferred Stock

Our Articles of Incorporation authorize us to issue up to 2,500,350 shares of preferred stock, $0.001 par value. Of the 2,500,000 authorized shares of preferred stock, the total number of shares of Class A Preferred Shares the Corporation shall have the authority to issue is Two-Hundred -Forty-Nine Thousand-Nine-Hundred-Ninety-Nine (249,999), with a stated par value of $0.001 per share, the total number of shares of Class B Preferred Shares the Company shall have the authority to issue is Two-Hundred Thousand (200,000), with a stated par value of $0.001 per share, the total number of shares of Class C Preferred Shares the Company shall have the authority to issue is One (1), with a stated par value of $0.001 per share, and the total number of shares of Class D Preferred Shares the Company shall have the authority to issue is Three Hundred and Fifty (350), with a stated par value of $0.001 per share. Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors’ power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our Company.

As of March 27, 2018, we had 7,500 shares of our Class A preferred stock issued and outstanding, 106,511 shares of Class B preferred stock issued and outstanding, 1 shares of our Class C Preferred Stock issued and outstanding, and 210 shares of our Class D Preferred Stock issued and outstanding.

The 7,500 issued and outstanding shares of Class A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each Class A Preferred Share. The 106,511 issued and outstanding shares of Class B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each one Class B Preferred Share. Of the issued and outstanding shares of Class B Preferred Stock, 85,395 shares are owned by CMG Holdings Group, Inc. If all of our Class A Preferred Stock and Class B Preferred Stock are converted into shares of common stock, the number of issued and outstanding shares of our common stock increased to 21,452,200 shares.

The 210 issued and outstanding shares of Class D Preferred Stock are convertible into shares of common stock at a rate of 125% of the conversion amount at a price that is the lower of 110% of the volume weighted average prices (“VWAP”) of the common stock on the issuance date of the preferred stock, the VWAP of the common stock on the conversion date, or the VWAP of the common stock on the date prior to the conversion date. The shares of Class D Preferred Stock are convertible beginning six months from issuance date of the preferred stock. At December 31, 2017, no shares of Class D Preferred Stock were eligible to be converted to common stock. The shares of Class D Preferred Stock are entitled to cumulative dividends at 5%.

Options

We have not issued and do not have outstanding any options to purchase shares of our common stock. We have 100,000 warrants with an exercise price of $1.00 per share outstanding at December 31, 2017 owned by HGT Capital LLC.

Registration Rights

As of December 31, 2017, there are no other outstanding registration rights or similar agreements.

Convertible Securities

On June 29, 2017, Iconic Holdings, LLC entered into a 10% Convertible Promissory Note with the Company in the principal amount of $27,000. Upon the execution of this note, the sum of $9,000 has been remitted and delivered to the Company. On August 14, 2017, Iconic Holdings, LLC remitted and delivered to the Company another $9,000. The Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this Note. As of December 31, 2017, the Company has received a total $18,000 of the $27,000 principal amount.

In February of 2016, Iconic Holdings, LLC entered into a 10% Convertible Promissory Note with the Company in the principal amount of $100,000 due August 2018, bearing 0% interest and convertible at $0.0001 per share. Iconic Holdings, LLC has converted $34,845 of these debentures, leaving $65,155 outstanding at December 31, 2017.

As part of the asset purchase agreement between HDS International Corp. and CMG Holdings Group, Inc., SirenGPS was issued a $60,000 0% interest convertible debenture that matured in August 2017 and is currently in default. At any time beginning seven months after the issuance date of the Note (i.e., August 17, 2016), the holder can convert the outstanding Principal Amount and unpaid interest accrued under this Note in whole or in part, subject to limitations on percentage of ownership of the common stock of the Company at 9.99% at any given time and a maximum dollar amount of conversion of the note into common stock of $5,000.00 of principal during any 30-day period. The conversion price is for each share of Common Stock equal to 50% of the average of the three lowest closing bid prices of the Common Stock as reported on the National Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future, for the twenty prior trading days including the day upon which the notice of conversion is received by the Company. The debt is subject to strict lock-up and leak-out provisions.

Related Party Transactions

On or around April 7, 2016, Silver Linings Management LLC, which is owned by the Company’s CEO, David Dorwart, funded the Company in an amount of $13,439.50 in the form of convertible debentures secured by certain high-powered gaming machines purchased from XIDAX. Such note bears an interest rate of 10% per annum payable in cash or kind at the option of the Company, matures on April 1, 2018, and is convertible into Series B Preferred shares at the option of the holder at any time as long as all or part of the convertible debentures is outstanding.

On November 30, 2016, ViaOne Services, LLC (“ViaOne”) purchased a Secured Promissory Note equal to a maximum initial principal amount of $150,000 issued by the Company to ViaOne. As additional advances were made by ViaOne to the Company, the principal amount of the Note was increased to $225,000 and $363,000 by amendments dated January 31, 2017 and March 1,2017, respectively.

On May 5, 2017, ViaOne delivered a default notice to the Company pursuant to Section 6 of the Note Purchase Agreement but has subsequently extended the due date and has increased the funding up to One Million ($1,000,000) dollars. After giving the Company a fifteen (15) day notice period to cure the default under the Stock Pledge Agreement, dated November 30, 2016, entered by and among the Company, CMG and ViaOne (“Pledge Agreement”), ViaOne took possession of the Series C Stock, which was subject of the Pledge Agreement.

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

Between July 1, 2017 and September 30, 2017, ViaOne provided additional funding in the form of a short-term loan of $84,880 to be repaid no later than May 1, 2018 and the loan holds interest at the rate of 12% per annum.

As of December 31, 2017, ViaOne provided additional funding in accordance with the extension of the Note Purchase Agreement on an as-needed basis and will continue to provide funding until one million dollars has been exhausted. As of March 27, 2018, the total amount we owed to ViaOne is $838,796.

On January 8, 2018, the Company executed the fourth amendment (the “Amendment”) to its Secured Promissory Note (the “Note”) which was originally issued to ViaOne on November 30, 2016. The Amendment includes a provision, whereby ViaOne would have the opportunity to convert all or part of the Note into common stock of the Company at the Conversion Rate as defined in the following formula:

Conversion Rate = Conversion Amount x125%

Conversion Price

Conversion Amount means, with respect to the Note, the dollar amount of the Note that is being converted into shares of the Company’s Common Stock. “Conversion Price” means, with respect to the Note, the lower of (i) $0.05 per share; or (ii) the lower of the VWAP of the Common Stock on the Trading Day prior to the Conversion Date or the VWAP of the Common Stock on the Conversion Date, subject to changes as set forth in the Amendment. The Note now effectively has the same terms as the Company’s Series D Preferred Stock.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

Shares Eligible for Future Sale

As of March 27, 2018, we had 23,683,195 shares of our common stock issued and outstanding, a breakdown of which follows:

●	8,041,395 are freely tradable without restrictions (commonly referred to as the “public float”)

●	15,641,800 are currently subject to the restrictions and sale limitations imposed by Rule 144.

From time to time, certain of our stockholders may be eligible to sell some or all of their restricted shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain volume restrictions and restrictions on the manner of sale. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale, current public information and notice requirements.

The eventual availability for sale of substantial amounts of our common stock under Rule 144 could adversely affect prevailing market prices for our securities and cause you to lose most, if not all, of your investment in our business.

Transfer Agent

Our transfer agent is Action Stock Transfer Corp. with its principal address at 2469 East Fort Union Boulevard, Suite 214, Salt Lake City, Utah 84121. Its telephone number is (801) 274-1088. Its fax number is (801) 274-1099. Investors may reach our transfer agent at info@actionstocktransfer.com.

Recent Sales of Unregistered Securities

On January 23, 2018, Iconic Holdings converted $65,155 of its $100,000 Convertible Promissory Note into 814,438 shares of the Company’s common stock. This note is now fully converted.

On January 9, 2018, ViaOne converted $200,000 of convertible debt into 8,333,333 shares of the Company’s common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2018, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. Management’s Discussion and Analysis

Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2017. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months from the date of issuance of these financial statements unless we obtain additional capital to pay our bills. This is because we have generated little revenue although revenue is anticipated as we have completed the development of our website, sourced out suppliers for products to sell and sourced out customers to buy our products. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company and the revenue we generate from the sales of our products. We must raise cash to continue our project and build our operations.

Plan of Operation – Milestones

We are at the early stage of our new business operations. Over the next twelve months, our primary target milestones include:

1	Continue to achieve substantial growth within our Minecraft division. This is a profitable cost center for us and we expect the continued growth of our existing server, good-gaming.com as well as the re-launch of our acquired servers minecade.com and olimpocraft.com which we expect will contribute substantially to our profitability. Additionally, we will look to expand this division into other avenues.

2	Launch an in-person gaming product. We expect to launch this product in the second quarter of 2018 and anticipate substantial growth by the end of the year.

3	Continue to evaluate opportunities which have synergies to our existing business line.

4	Anticipate sustainable financial profitability this year.

Limited operating history and need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance relating to our new business direction. We have generated little revenue. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Results of Operations

December 31, 2017 as compared to December 31, 2016

●	Working Capital

	December 31, 2017	December 31, 2016
Current Assets	$61,737	$58,400
Current Liabilities	1,711,488	477,848
Working Capital (Deficit)	$(1,649,751)	$(419,448)

●	Operating Revenues

We have generated $38,090 in revenue in 2017 and $2,000 in revenue in the fiscal year of 2016, which reflects an increase of $36,090 or 100%.

●	Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2017 were $988,225 compared with $618,476 for the year ended December 31, 2016. The increase in operating expenses was attributed to an increase in depreciation and amortization of assets in 2017 and contract labor and professional fees for day to day operations.

During the year ended December 31, 2017, the Company recorded a net loss of $1,379,647 compared with a net loss of $491,300 for the year ended December 31, 2016. The increase in net loss was attributed to the increased operating loss and the change in value of the Company’s derivative liabilities.

●	Liquidity and Capital Resources

As of December 31, 2017, the Company’s cash balance consisted of $61,037 compared to cash balance of $47,900 as of December 31, 2016. The increase in the cash balance was attributed to the financing that we received for day-to-day activities. As of December 31, 2017, the Company had $821,897 in assets compared to total assets of $1,059,824 as at December 31, 2016. The decrease in assets was attributable to the amortization of the assets purchased during the acquisition of Good Gaming, Inc.

As of December 31, 2017, the Company had total liabilities of $1,711,488 compared with total liabilities of $641,288 as of December 31, 2016. The increase in liabilities was attributable to increase in financing and in derivative liabilities.

As of December 31, 2017, the Company has a working capital deficit of $1,649,751 compared with a working capital deficit of $419,448 as of December 31, 2016 with the increase in the working capital deficit attributed to an increase in financing the Company received for day to day operating costs.

Cash flow from Operating Activities

During the year ended December 31, 2017, the Company used $797,107 of cash for operating activities compared to the use of cash in an amount of $317,225 for operating activities during the year ended December 31, 2016. The increase in the use of cash for operating activities was attributed to hiring additional contract labor and increase spending in professional fees for compliance related requirements.

Cash flow from Investing Activities

During the years ended December 31, 2017, the Company had $1,552 in cash used in investing activities compared to $13,440 for the year ended December 31, 2016. The decrease was due to the Company purchasing one computer in 2017.

Cash flow from Financing Activities

During the year ended December 31, 2017, the Company received $811,796 of proceeds from financing activities compared to $378,565 during the year ended December 31, 2016. The increase in proceeds from financing activities was due to receiving proceeds from the sale of preferred stock and convertible debentures.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern for a period of one year from the issuance of these financial statements without further financing.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Good Gaming, Inc.

Opinion on the Financial Statements

I have audited the accompanying balance sheets of Good Gaming, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on the Company’s financial statements based on my audits. I am a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and am required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audits I am required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion.

My audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe that my audits provide a reasonable basis for my opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 1 to the financial statements, the Company’s continuing operating losses, working capital deficiency and accumulated deficit raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of the financial statements. Management’s plans are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

I have served as the Company’s auditor since 2016

Bayville, NJ

April 2, 2018

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

Good Gaming, Inc.
Balance Sheets
(Expressed in U.S. Dollars)

	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and Cash Equivalents	$61,037	$47,900
Loan to Pristec	-	10,500
Due from Affliate	700	-
Total Current Assets	61,737	58,400

Furniture and Equipment, Net	10,160	11,424
Gaming Software, Net	750,000	990,000
TOTAL ASSETS	$821,897	$1,059,824
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$105,544	$117,658
Derivative Liability	570,643	228,605
Notes Payable	13,440	-
Convertible Debentures, current	183,065	56,585
Notes Payable - ViaOne Services	838,796	75,000
Total Current Liabilities	1,711,488	477,848

Convertible Debentures, long term	-	150,000
Notes Payable	-	13,440
	-	163,440

Total Liabilities	1,711,488	641,288

Stockholders’ Equity (Deficit)
Class A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8

Class B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 164,781 and 161,529 Shares, respectively	165	162

Class C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 and 1 Shares, respectively	1	1

Class D Preferred Stock
Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 105 and 0 Shares, respectively	1	-

Common Stock
Authorized: 100,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 2,881,424 and 1,999,990 Shares, respectively	2,881	2,000

Additional Paid-In Capital	3,996,373	3,925,738
Accumulated Deficit	(4,889,020)	(3,509,373)
Total Stockholders’ Equity (Deficit)	(889,591)	418,536
TOTAL LIABILITIES & EQUITY (DEFICIT)	$821,897	$1,059,824

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc
Statement of Operations
(Expressed in U.S Dollars)

	For the Years Ended December 31,
	2017	2016
Revenues	$38,090	$2,000
Cost of Revenues	83,225	57,790
Gross Profit	(45,135)	(55,790)

Operating Expenses
General & Administrative	150,250	309,870
Contract Labor	361,720	95,090
Payroll Expense	23,917	-
Depreciation and Amortization Expense	242,816	212,016
Professional Fees	209,522	1,500
Total Operating Expenses	988,225	618,476
Operating Loss	(1,033,360)	(674,266)
Other Income (Expense)
Debt Forgiveness	-	58,300
Interest Income	1,000	-
Interest Expense	(5,249)	(100,470)
Gain (Loss) on Change in Fair Value of Derivative Liability	(342,038)	225,136
Total Other Income (Loss)	(346,287)	182,966

Net Loss	$(1,379,647)	$(491,300)

Net Loss Per Share, Basic and Diluted	$(0.60)	$(0.25)

Weighted Average Shares Outstanding	2,301,961	1,976,804

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc

Statements of Cash Flows

(Expressed in U.S Dollars)

	For the Years Ended December 31,
	2017	2016
Operating Activities

Net Loss	$(1,379,647)	$(491,300)

Adjustment To Reconcile Net Loss to
Net Cash Used In Operating Activities
Accretion of debt discount	-	100,000
Depreciation and Amortization	242,816	212,016
Debt Forgiveness	-	(58,300)
Change In Fair Value Of Derivative Liability	342,038	(225,136)
Stock Based Compensation	-	29,092
Changes in operating assets and liabilities
Note Receivable	10,500	(10,500)
Due from Affiliate	(700)	-
Accounts Payable and Accrued Liabilites	(12,114)	126,903

Net Cash Provided By (Used in) Operating Activities	(797,107)	(317,225)

Investing Activities

Purchase Of Equipment	(1,552)	(13,440)

Net Cash Provided By (Used in) Investing Activities	(1,552)	(13,440)

Financing Activities

Proceeds From Purchase Of Good Gaming	-	1,723
Proceeds From Convertible Debenture	18,000	166,700
Proceeds From Private placement		196,702
Proceeds From Equipment Loan	-	13,440
Proceeds From Sale Of Preferred Stock CL D	105,000	-
Due To ViaOne Services	688,796	-

Net Cash Provided By (Used In) Financing Activities	811,796	378,565

Change in Cash and Cash Equivalents	13,137	47,900

Cash and Cash Equivalents, Beginning Of Year	47,900	-

Cash and Cash Equivalents, End Of Year	$61,037	$47,900

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Common Shares Issued for Conversion Of Debt	$41,520	$73,894
Debt Discount Due To Beneficial Conversion Feature	$-	$100,000
Shares Issued For Acquisition Of Software	$-	$1,200,000

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

	Preferred Stock									Common Stock		Additional
	Class A		Class B		Class C			Class D				Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2015	7,500	$8	15,839	$16	-	$-		-	$-	1,995,290	$1,995	$2,326,203	$(3,018,073)	$(689,851)

Shares issued for acquisition of Good Gaming Software	-	-	86,650	87	-	-		-	-	-	-	1,199,913	-	1,200,000

Funds issued in private placements	-	-	47,500	47	-	-		-	-	-	-	196,653	-	196,700

Shares issued for services	-	-	2,860	3	-	-		-	-	-	-	29,089	-	29,092

Shares issued to settle debt	-	-	7,530	8	-	-		-	-	-	-	55,471	-	55,479

Issuance of Series C Shares	-	-	-	-	1	1		-	-	-	-	-	-	1

Conversion of common stock	-	-	1,150	1	-	-		-	-	(179,450)	(179)	178	-	-

Conversion of convertible debt	-	-	-	-	-	-		-	-	184,150	184	18,231	-	18,415

Beneficial Conversion Feature	-	-	-	-	-	-		-	-	-	-	100,000	-	100,000

Net Loss	-	-	-	-	-	-		-	-	-	-	-	(491,300)	(491,300)

Balance, December 31, 2016	7,500	8	161,529	162	1	1		-	-	1,999,990	2,000	3,925,738	(3,509,373)	418,536

Common shares issued for conversion of debt	-	-	-	-	-	-		-	-	501,413	501	(33,986)	-	(33,485)

Conversion of common shares to preferred shares	-	-	500	1	-	-		-	-	(70,000)	(70)	69	-	-

Conversion of preferred shares to common shares	-	-	(2,248)	(3)	-	-		-	-	450,021	450	(447)	-	-

Issuance of Series B Shares	-	-	5,000	5	-	-		-	-	-	-	-	-	5

Issuance of Series D Shares	-	-	-	-	-	-		105	1	-	-	104,999	-	105,000

Net loss for the year	-	-	-	-	-	-		-	-	-	-	-	(1,379,647)	(1,379,647)

Balance December 31, 2017	7,500	$8	164,781	$165	1	$1	-	105	$1	2,881,424	$2,881	$3,996,373	$(4,889,020)	$(889,591)

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Notes to the Financial Statements

(expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Good Gaming, Inc. (Formerly HDS International Corp.) (the “Company”) was incorporated on November 3, 2008 under the laws of the State of Nevada. The Company is a leading tournament gaming platform and online destination targeting over 250 million e-sports players and participants worldwide that want to compete at the high school or college level. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any substantial revenue to date.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2017, the Company had a working capital deficiency of $1,649,751 and an accumulated deficit of $4,889,020. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Reverse Stock Split

On February 17, 2017, the Board of Directors of the Company approved a reverse split of its’ common and preferred shares on a 1 for 1,000 basis. The Articles of Incorporation were amended decreasing the authorized common shares from 2,000,000,000 to 100,000,000 and decreasing the authorized preferred shares from 450,000,000 to 2,250,000. A special meeting of the Company’s shareholders was not required since written consent was obtained by the stockholders who held the majority of the outstanding voting stock. The Reverse Stock Split became effective on June 14, 2017.

All references in this Annual Report regarding the number of preferred and common shares, price per share and weighted average shares of common stock have been adjusted to reflect the Reverse Stock Split on a retroactive basis for all prior periods presented, unless otherwise noted, including reclassifying an amount equal to the reduction in par value of common and preferred stock to additional paid-in capital.

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

Certain reclassifications have been made to prior-year amounts to conform to the current period presentation.

Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature.

Intangible Assets

Intangible assets are carried at the purchased cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally five years.

2.	Summary of Significant Accounting Policies (continued)

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

Derivative Liability

From time to time, the Company may issue equity instruments that may contain an embedded derivative instrument which may result in a derivative liability. A derivative liability exists on the date the equity instrument is issued when there is a contingent exercise provision. The derivative liability is records at is fair value calculated by using an option pricing model. The fair value of the derivative liability is then calculated on each balance sheet date with the corresponding gains and losses recorded in the statement of operations.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2017, the Company had 8,779,119 (2016 – 90,000,000) potentially dilutive shares from outstanding convertible debentures.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision. Our policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of the income tax provision. The Company has no liabilities for uncertain tax positions. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of the income tax provision. The Company has no liabilities for uncertain tax positions.

On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the “U.S. Tax Reform Act”) was enacted in the United States. The U.S. Tax Reform Act, among other things, reduced the U.S. corporate income tax rate from 35% to 21% beginning in 2018. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on how to account for the effects of the U.S. Tax Reform Act under ASC 740.

Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument is categorized within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

2.	Summary of Significant Accounting Policies (continued)

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at December 31, 2017 and 2016 as follows:

Description	Fair Value Measurements at December 31, 2017 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$570,643	$-	$-	$570,643
Total	$570,643	$-	$-	$570,643

Description	Fair Value Measurements at December 31, 2016 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$228,605	$-	$-	$228,605
Total	$228,605	$-	$-	$228,605

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the Statements of Operations and are expensed as incurred. The Company incurred $117,861 in advertising and promotion expenses in the year ended December 31, 2017.

Revenue Recognition

The Company recognizes revenues when there is persuasive evidence of an arrangement, the product or service has been provided to the customer, the collection of our fees is reasonably assured and the amount of fees to be paid by the customer is fixed or determinable. Revenues primarily include revenues from microtransactions Microtransaction revenues are derived from the sale of virtual goods to the Company’s players. Proceeds from the sales of virtual goods directly are recognized as revenues when a player uses the virtual goods.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was amended in 2015 and 2016. The new revenue recognition standard relates to revenue from contracts with customers and will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance.

The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard, as amended, is effective for annual periods beginning December 15, 2017. The Company has evaluated the ASI and have concluded that the impact of adopting the standard on our financial statements and related disclosure was not material.

The Company has implemented all other new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Other Assets

Furniture and fixtures consisted of the following:

	December 31,
	2017	2016
Computers	$14,992	$13,440
Accumulated Depreciation	(4,832)	(2,016)
	$10,160	$11,424

Depreciation expense for the years ended December 31, 2017 and 2016 was $2,816 and $2,016, respectively.

On February 17, 2016, the Company acquired Good Gaming’s assets including intellectual property, trademarks, software code, equipment and other from CMG Holdings Group, Inc. The Company valued the software purchased at $1,200,000. The software has a useful life of 5 years. Amortization for the years ended December 31, 2017 and 2016 was $240,000 and $210,000, respectively. The software consisted of the following:

	December 31,
	2017	2016
Software	$1,200,000	$1,200,000
Accumulated Amortization	(450,000)	(210,000)
	$750,000	$990,000

4. Debt

Convertible Debentures

On April 15, 2015, the Company entered into a $100,000 convertible debenture with a non-related party. During the quarter ended June 30, 2015, the Company received the first $50,000 payment. The remaining $50,000 payment will be made at the request of the borrower. No additional payments have been made as of September 30, 2017. Under the terms of the debenture, the amount is unsecured and was due on October 16, 2016. The note is currently in default and bears interest at 22% per annum. It was convertible into shares of common stock any time after the maturity date at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company’s common stock for the thirty trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. HGT and the company are currently solving disputes regarding this note via litigation.

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

On June 27, 2017, Iconic Holdings’ $100,000 Convertible Promissory Note issued on February 18, 2016 was amended to reflect an advisement of the conversion price of $.10 cents to $.08 cents per common share.

On June 29, 2017, Iconic Holdings, LLC entered into a 10% Convertible Promissory Note with the Company in the principal amount of $27,000 (the “Note”). Upon the execution of this note the sum of $9,000 has been remitted and delivered to the Company. On August 14, 2017, Iconic Holdings, LLC remitted and delivered to the Company another $9,000. The Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this Note. As of December 31, 2017, the Company has received a total $18,000 of the $27,000 principal amount.

On July 5, 2017, Iconic Holdings converted $15,895 of its $100,000 Convertible Promissory Note.   On July 25, 2017, Iconic Holdings converted $18,950 of its $100,000 Convertible Promissory Note.

On January 23, 2018, Iconic Holdings converted $65,155 of its $100,000 Convertible Promissory Note. Accordingly, the $100,000 Convertible Promissory Note issued on February 18, 2016 has been fully converted into 1,250,001 shares of common stock.

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

The following inputs and assumptions were used to value the convertible debentures outstanding during the years ended December 31, 2017 and December 31, 2016:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 431.5% and 170% at December 31, 2017 and 2016, respectively. The risk free rate was 1.81% and 0.85% at December 31, 2017 and 2016, respectively. The expected life was one year and the dividend yield was 0% for each year.

A summary of the activity of the derivative liability is shown below:

Balance, December, 2015	$453,741
Change in value	(225,136)
Balance, December 31, 2016	228,605
Change in value	342,038
Balance, December 31, 2017	$570,643

5.	Common Stock

Share Transactions for the Year Ended December 31, 2016:

On August 16, 2016, the Company exchanged 1,150 Series B Preferred Shares with an investor for 179,450 common shares which were retired into treasury. These common shares were pledged to Iconic Holdings, LLC contractually as collateral against a $25,000 convertible debenture that was restructured in February 2016. By agreement, the lender converted a portion of this note into common shares eliminating debt from the Company’s balance sheet. The Company has agreed to deliver an additional 70,050 shares of the Company’s Common Stock to the lender by year-end 2016, which will eliminate the debenture in its entirety. Iconic Holdings has agreed to lock-up a $100,000 convertible debenture for a period of one-year effective June 10, 2016, subject to strict covenants that will protect common shareholders from significant dilution. The net effect of this Agreement is that the common share float of the Company has not been increased and that shareholders will not be negatively impacted by a common stock increase and additional dilution.

On August 31, 2016 Iconic Holdings converted $6,250 of convertible debt into 62,250 shares of the Company’s common stock

On October 5, 2016 Iconic Holdings converted $6,250 of convertible debt into 62,250 shares of the Company’s common stock.

On October 11, 2016 Iconic Holdings converted $5,915 of convertible debt into 59,150 shares of the Company’s common stock.

Share Transactions for the Year Ended December 31, 2017:

On January 4, 2017, the Hillwinds Ocean Energy converted 70,000 shares of its common stock to 500 shares of Class B Preferred Stock.

On January 5, 2017, Iconic Holdings converted $6,585 of convertible debt into 65,585 shares of the Company’s common stock.

On July 5, 2017, Iconic Holdings converted $15,895 of convertible debt into 198,688 shares of the Company’s common stock.

On July 13, 2017, a shareholder converted 1,000 Series B Preferred Shares into 200,000 shares of the Company’s common stock.

On July 25, 2017, Iconic Holdings converted $18,950 of convertible debt into 236,875 shares of the Company’s common stock.

On August 11, 2017, an investor converted 1,250 Series B Shares into 250,000 shares of the Company’s common stock.

At December 31, 2017, the Company had 21,891,805 shares of common stock reserved for issuance relating to convertible debentures and Series D preferred stock.

6.	Preferred Stock

Our Articles of Incorporation authorize us to issue up to 2,250,350 shares of preferred stock, $0.001 par value. Of the 2,250,000 authorized shares of preferred stock, the total number of shares of Class A Preferred Shares the Corporation shall have the authority to issue is Two Hundred Forty Nine thousand Nine Hundred Ninety Nine (249,999), with a stated par value of $0.001 per share, the total number of shares of Class B Preferred Shares the Corporation shall have the authority to issue is Two Million (2,000,000), with a stated par value of $0.001 per share and the total number of shares of Class C Preferred Shares the Corporation shall have the authority to issue is One (1), with a stated par value of $0.001 per share.. Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors’ power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of December 31, 2017, we had 7,500 shares of our Class A preferred stock issued and outstanding. As of December 31, 2017, we had 164,781 shares of Class B preferred stock issued and outstanding. As of December 31, 2017, we had 1 shares of Class C Preferred Stock issued and outstanding. At December 31, 2017, we had 105 shares of Class D Preferred Stock issued and outstanding.

The 7,500 issued and outstanding shares of Class A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each Class A Preferred Share. The 164,781 issued and outstanding shares of Class B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each Class B Preferred Share. If all of our Class A Preferred Stock and Class B Preferred Stock are converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 33,106,200 shares.

The 1 issued and outstanding share of Class C Preferred Stock has voting rights equivalent to 51% of all shares entitled to vote and is held by ViaOne Services LLC, a Company controlled by our CEO.

The 210 issued and outstanding shares of Class D Preferred Stock are convertible into shares of common stock at a rate of 125% of the conversion amount at a price that is the lower of 110% of the volume weighted average prices (“VWAP”) of the common stock on the closing date, the VWAP of the common stock on the conversion date or the VWAP of the common stock on the date prior to the conversion date. for each one Class A Preferred Share. The shares of Class D Preferred Stock are convertible beginning 6 months from the issue date. At December 31, 2017, no shares of Class D Preferred Stock were eligible to be converted to common stock.

The 210 issued and outstanding shares of Class D Preferred Stock are entitled to cumulative dividends at a rate of 5% of the face value of shares, or the number of shares multiplied by 1,000. The dividends accrue commencing on the issuance date of the preferred shares and accrue whether or not declared and whether or not there is sufficient earnings or surplus. The dividends are payable quarterly, with the first dividend date being December 31, 2017. The dividends are payable in cash or shares of common stock. At December 31, 2017, the Company has $666 in cumulative unpaid dividends.

The Class A, Class B, Class C and Class D have a liquidation preference to the common shareholders.

7.	Warrant

In connection with the $100,000 convertible debenture issued to HGT Capital, LLC, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at $1.00 per share. This warrant has not been exercised, is exercisable through April 15, 2020 and has a remaining life of 2.29 years. The intrinsic value of the warrant at December 31, 2017 was zero as the exercise price exceeded the closing stock price.

8. Related Party Transactions

On or around April 7, 2016, Silver Linings Management, LLC funded the Company $13,439.50 in the form of convertible debentures secured by certain high-powered gaming machines purchased from XIDAX. Such note bears interest at a rate of 10% per annum payable in cash or kind at the option of the Company matures on April 1, 2018, and is convertible into Series B Preferred shares at the option of the holder at any time.

On November 30, 2016, ViaOne Services, LLC (“ViaOne”) purchased a Secured Promissory Note equal to a maximum initial principal amount of $150,000 issued by the Company to ViaOne. As additional advances were made by ViaOne to the Company, the principal amount of the Note was increased to $225,000 and $363,000 by amendments dated January 31, 2017 and March 1,, 2017, respectively.

On May 5, 2017, ViaOne delivered a default notice to the Company pursuant to Section 6 of the Note Purchase Agreement but has subsequently extended the due date and has increased the funding up to One Million ($1,000,000) dollars. After giving the Company a fifteen (15) day notice period to cure the default under the Stock Pledge Agreement, dated November 30, 2016, entered by and among the Company, CMG and ViaOne (“Pledge Agreement”), ViaOne took possession of the Series C Stock, which was subject of the Pledge Agreement.

The Note as amended increased from time to time due to additional advances provided to the Company by ViaOne.

On September 1, 2017, the Company executed an amended Employee Services Agreement with ViaOne which stipulated that ViaOne would continue providing to the Company services relating to the Company’s human resources, marketing, advertising, accounting and financing for a monthly management fee of $25,000. This agreement was amended on January 1, 2018 to continue until December 31, 2018. The accrued monthly management fees, $100,000 at December 31, 2017, are convertible by ViaOne into the Company’s common stock at rate of 125% of the accrued fees at a conversion price of (i) $0.05 per share; or (ii) the volume weighted adjusted price (“VWAP”) of the common stock on the 14th day of each month if the 14th of that month is a trading day. In the event the 14th day of a month falls on a Saturday, Sunday, or a trading holiday, the VWAP of the Common Stock will be valued on the last trading day before the 14th day of the month.

At December 31, 2017, the total amount owed to ViaOne Services, was $838,796.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

The amount receivable from an affiliate of $700 was repaid in 2018.

9.	Income Taxes

The Company has a net operating loss carried forward of $573,775 available to offset taxable income in future years which commence expiring in fiscal 2030.

The U.S. Tax Reform Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and business. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $80,329. As a result of the full valuation allowance on the net deferred tax assets, there was a corresponding adjustment to the valuation allowance for this same amount. Therefore, there is no impact on the Company’s 2017 earnings for the law change. In accordance with SAB 118, the Company has determined that there is no deferred tax benefit or expense with respect to the re-measurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. Additional analysis of the law and the impact to the Company will be performed and any impact will be recorded in the respective quarter in 2018, if applicable

The significant components of deferred income tax assets and liabilities at December 31, 2017 and 2016 are as follows:

	2017	2016
Net Operating Loss Carryforward	$1,607,135	$573,775
Valuation allowance	(1,607,135)	$(573,775)
Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of Canada (federal and provincial statutory rates) and of the United States (federal and state rates) of 21% and 35%, respectively, to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

35

	2017	2016
Income tax recovery at statutory rate	$217,006	$200,821
U.S. Tax Reform Act	(80,329)	-
Valuation allowance change	(136,677	$(200,821)
Provision for income taxes	$-	$-

10. Commitments and Contingencies

HGT Capital LLC (“HGT”) has filed a lawsuit against the Company, claiming breach of contract due to a default on a $50,000 junior loan made by HGT to HDS International Corp., our predecessor, in 2015. The Company has retained counsel to represent it on this matter and responded with affirmative defenses in the Supreme Court of New York. HGT’s motion for summary judgment is scheduled for oral argument on May 31, 2018. The Company intends to vigorously contest such action.

11. Subsequent Events

On January 2, 2018, the Company purchased additional servers for $26,250.

On January 8, 2018, Silver Linings Management converted 15,000 shares of Preferred B Shares into 3,000,000 Common Shares.

On January 8, 2018, Britton & Associates converted 5,000 Preferred B Shares in 1,000,000 common shares.

On January 9, 2018, ViaOne Services converted $200,000 its convertible note into 8,333,333 common shares.

On January 12, 2018, SSB Trading converted 10,000 Preferred B into 2,000,000 common shares.

On January 12, 2018, CGM Holdings converted 5,605 Preferred B shares into 1,211,000 common shares.

On January 18, 2018, CGM Holdings converted 9,000 Preferred B shares into 1,800,000 common shares.

On January 23, 2018, Iconic converted $65,155 of its converted note into 814,438 shares common shares.

On January 26, 2018, Michael Tadin converted 5,000 Preferred B shares into 1,000,000 common shares.

On February 9, 2018, Vik Grover converted 8,665 Preferred B shares into 1,733,000 common shares.

On March 21, 2018, the Company announced the acquisition of Crypto Strategies Group as it diversifies into the cryptocurrency market.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective until June 30, 2017.

We believe we have applied procedures and processes as necessary to ensure the reliability of our financial reporting regarding this annual report. Accordingly, the Company believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 using the criteria established in ” Internal Control - Integrated Framework (2013) ” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is the important entity-level control over the Company’s financial statements. Currently, the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – Until June 30, 2017, we did not maintain sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. From June 30, 2017 through December 31, 2017, due to the change in corporate officers and board of directors, we have implemented appropriate cash controls and enforced separation of accounting functions to appropriately maintain cash controls.

3.	We implemented appropriate information technology controls – As of December 31, 2017, we retain copies of all financial data and material agreements. There is a formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, did not maintain effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

The Company has engaged in a business of merit and has sufficient personnel available. Our Board of Directors, in particular, has establish the following remediation measures in connection with the aforementioned deficiencies:

1.	Our Board of Directors has nominated a financial expert on our Board of Directors.

2.	We have appointed additional personnel to assist with the preparation of our monthly financial reporting, which includes preparation of the monthly bank reconciliations.

Changes in Internal Control over Financial Reporting

The are no recent changes in internal controls.

ITEM 9B.	OTHER INFORMATION.DATA

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors shall serve on the Board of Directors until their successors are elected and qualified. Our officers are appointed by our Board of Directors. The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position
David Dorwart	59	CEO, Director

Domenic Fontana	37	CFO, Director

Jordan Axt	37	CMO, Director

Eric Brown	47	COO, Director

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control. We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

David Dorwart, CEO

David Dorwart from January 2011 to the present, is the Chairman of the Board of Assist Wireless, a company based in Fort Worth, Texas that is leading provider of lifeline phone service for individuals and families who qualify for government assistance. They are one of the fastest growing wireless providers in the telecommunications industry targeting the unbanked/underbanked and credit-challenged consumer demographic. In addition, Mr. Dorwart, since 2010, is the President and CEO of Acacia Energy, LLC. A provider of electric service to Customers in the Texas deregulated areas. Acacia Energy provides services to both the residential and small commercial businesses. Also  since 2010, David Dorwart has been the CEO of PayGo Distributors, LLC, a distribution company with over 100 Independent Sales Organizations under their management. PayGO focuses on distributing prepaid Electric, Home Phone and Wireless Services to residential Customers within the United States. Since 2009, he has been the CEO of Britton & Associates, a full-service Construction Consulting Firm. They specialize in the resolution of construction claims and construction disputes throughout the United States. From 1999 to 2009, he was the Founder, President & CEO of dPi Teleconnect/dPi Energy, LLC. He graduated from University of Delaware with a B.S. in Business.

Domenic Fontana, CFO

Domenic Fontana is currently Sr. Vice President of ViaOne Services and a new board member. He is an experienced CPA and financial executive who has worked in progressively more advanced executive roles throughout his career. Having worked at Verizon, Ebay and now ViaOne Services over the last 13 years, he has developed intimate and extensive knowledge of executive level management and the telecommunications industry. He has worked in all aspects of Finance, Accounting, Treasury, and Operations.

Jordan Majkszak Axt, a new board member, is a results-producing marketing professional with over 14 years of experience successfully developing marketing and branding strategies. He has been consistently noted by executives, colleagues, and journalists for his specific expertise in bringing products and services online with a comprehensive digital go-to-market strategy. He has previously held executive level positions as Director of Marketing for ProfitPoint Inc. and Clutch Holdings LLC. He is currently Sr. Director of Marketing of ViaOne Services where he develops all marketing and customer acquisition strategies for 14 consumer facing brands.

Eric Brown, COO

Eric Brown, Chief Operating Officer of Good Gaming, Inc., was appointed to this role last fall. He brings extensive management experience at various positions in several startup companies in the loyalty rewards and retail electricity space, most recently serving as President of Utility Rewards, LLC. Previously, he worked in investment banking for First Union Capital, Bank of America and River Capital.

Involvement in Certain Legal Proceedings

During the past ten years, David Dorwart, Domenic Fontana, Jordan Majikszak Axt, and Eric Brown have not been the subject of the following events:

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

Engaging in any type of business practice; or

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

Any Federal or State securities or commodities law or regulation; or

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

Audit Committee and Financial Expert

We do not have an audit committee. We have nominated a financial expert.

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2017, we have not complied with such filing requirements applicable to our officers and directors. We plan to comply with such filing requirements in the future.

Director Independence

We do not have any independent director.

Family Relationships

There are no family relationships between any of the officers, directors, or consultants.

Conflicts of Interest

Our officers and directors are also officers/directors of ViaOne Services and therefore, will devote time to projects that do not involve us.

Compensation of Directors

The members of our Board of Directors are not compensated for their services as directors. The Board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the Board of Directors. We have no director service contracts. We do not currently have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner, he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

We are not categorized as a “shell company” as that term is defined in Reg. 405 of the Act. A “shell company” is a corporation with no or nominal assets or its assets consist solely of cash, and no or nominal operations.

ITEM 11.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

ViaOne Services, SilverLinings Management, and CMG Holdings each own more that 5% of the company’s stock. The shares owned by ViaOne and SilverLinings Management are deemed to be beneficially owned by our CEO, David Dorwart. No other companies, directors or executive officers, nor any person who owned of record or was known to own beneficially more than 5% of our outstanding shares of common stock, nor any associate or affiliate of such persons or companies, have any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect us.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

-	Disclosing such transactions in reports where required;
-	Disclosing in any and all filings with the SEC, where required;
-	Obtaining disinterested directors consent; and
-	Obtaining shareholder consent where required.

ITEM 12.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	Audit and Audit Related Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM

2017	$10,000	BOYLE CPA, LLC
2016	$10,000	BOYLE CPA, LLC

(2)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2017	$-	BOYLE CPA, LLC
2016	$-	BOYLE CPA, LLC

(3)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2017	$-	BOYLE CPA, LLC
2016	$-	BOYLE CPA, LLC

(4)	Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approved all accounting related activities prior to the performance of any services by any accountant or auditor.

(5)	The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of April 2018.

GOOD GAMING, INC.
(the “Registrant”)

Date: April 2, 2018	By:	/s/ David B. Dorwart
President, Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David B. Dorwart	President, Director, Chief Executive Officer	April 2, 2018

/s/ Domenic Fontana	Chief Financial Officer	April 2, 2018

