Form 10-Q
period 2018-03-31
GOOD GAMING, INC.
filed 2018-05-15
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53949

Good Gaming, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3917807
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

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

As of May 10, 2018, there were 28,568,195 issued and outstanding shares of common stock of the registrant, par value $0.001.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

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

In addition, factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART 1

Item 1. Financial Statements

Good Gaming, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and Cash Equivalents	$101,147	$61,037
Prepaid expenses	2,541	-
Due from Affliate	-	700
Total Current Assets	103,688	61,737

Property and Equipment, Net	153,693	10,160
Gaming Software, Net	690,000	750,000
TOTAL ASSETS	$947,381	$821,897
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$120,508	$105,544
Derivative Liability	325,693	570,643
Notes Payable	13,440	13,440
Convertible Debentures, current	117,910	183,065
Due to Related Party- Tri State Phone Distribution, LLC	118,500	-
Notes Payable Related Party- ViaOne Services	740,351	838,796
Total Current Liabilities	1,436,402	1,711,488

Total Liabilities	1,436,402	1,711,488

Stockholders’ Deficit
Class A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Class B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 106,511 and 164,781 Shares, respectively	107	165
Class C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 and 1 Shares, respectively	1	1
Class D Preferred Stock
Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 210 and 105 Shares, respectively	1	1
Common Stock
Authorized: 200,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 23,683,195 and 2,881,424 Shares, respectively	23,683	2,881
Additional Paid-In Capital	4,345,784	3,996,373
Accumulated Deficit	(4,858,605)	(4,889,020)
Total Stockholders’ Deficit	(489,021)	(889,591)
TOTAL LIABILITIES & STOCKHOLDER’S DEFICIT	$947,381	$821,897

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the three months ended March 31,
	2018	2017
Revenues	$34,732	$2,519
Cost of Revenues	-	-
Gross Profit	34,732	2,519

Operating Expenses
General & Administrative	19,601	59,783
Contract Labor	32,426	135,955
Payroll Expense	26,331	-
Depreciation and Amortization Expense	61,217	60,672
Professional Fees	103,097	2,000
Total Operating Expenses	242,672	258,410
Operating Loss	(207,940)	(255,891)
Other Income (Expense)
Interest Income	-	1,000
Interest Expense	(6,595)	(3,360)
Gain (Loss) on Change in Fair Value of Derivative Liability	244,950	74,789
Total Other Income (Loss)	238,355	72,429

Net Income (Loss)	$30,415	$(183,462)

Net Income (Loss) Per Share, Basic and Diluted	$-	$(0.09)

Weighted Average Shares Outstanding	7,293,597	1,998,447

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statements of Cash Flows

(Expressed in U.S Dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Operating Activities

Net Income (Loss)	$30,415	$(183,462)

Adjustment To Reconcile Net Loss to Net Cash Used In Operating Activities
Depreciation and Amortization	61,217	60,672
Change In Fair Value Of Derivative Liability	(244,950)	(74,789)
Changes in operating assets and liabilities
Due from Affiliate	700	-
Prepaid expenses	(2,541)	-
Accounts Payable and Accrued Liabilities	14,964	3,360

Net Cash Provided By (Used in) Operating Activities	(140,195)	(194,219)

Investing Activities

Purchase of Property and Equipment	(26,250)	-

Net Cash Provided By (Used in) Investing Activities	(26,250)	-

Financing Activities

Repayment of Note Receivable	-	10,500
Proceeds From Note Payable	-	213,000
Proceeds From Sale Of Preferred Stock CL D	105,000	-
Due To ViaOne Services	101,555	-

Net Cash Provided By (Used In) Financing Activities	206,555	223,500

Change in Cash and Cash Equivalents	40,110	29,281

Cash and Cash Equivalents, Beginning Of Period	61,037	47,900

Cash and Cash Equivalents, End Of Period	$101,147	$77,181

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Unpaid Property and Equipment Acquired	$118,500	$-
Common Shares Issued for Conversion Of Debt	$265,155	$6,585
Shares Issued For Acquisition Of Software	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Good Gaming, Inc. (Formerly HDS International Corp.) (the “Company”) was incorporated on November 3, 2008 under the laws of the State of Nevada. The Company is a leading tournament gaming platform and online destination targeting over 250 million esports players and participants worldwide that want to compete at the high school or college level. A substantial portion of the Company’s activities have involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any substantial revenue to date.

Consolidation

The accompanying condensed consolidated financial statements include the accounts and operations of the Company and its’ wholly owned subsidiary, Crypto Strategies Group, Inc.. All intercompany accounts and transactions have been eliminated.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of March 31, 2018, the Company had a working capital deficiency of $1,332,714 and an accumulated deficit of $4,858,605. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Reclassifications

Certain reclassifications have been made to the three months ended March 31, 2017 to the statement of operations and statement of cash flows to reflect consistency with the current presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair values of convertible debentures, derivative liability, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2018, the Company had 9,607,460 (2017 – 8,779,119) potentially dilutive shares from outstanding convertible debentures.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. Unrecognized tax positions, if ever recognized in the consolidated financial statements, are recorded in the statement of operations as part of the income tax provision. Our policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of the income tax provision. The Company has no liabilities for uncertain tax positions. Unrecognized tax positions, if ever recognized in the consolidated financial statements, are recorded in the statement of operations as part of the income tax provision. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of the income tax provision. The Company has no liabilities for uncertain tax positions.

On March 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the “U.S. Tax Reform Act”) was enacted in the United States. The U.S. Tax Reform Act, among other things, reduced the U.S. corporate income tax rate from 35% to 21% beginning in 2018. On March 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on how to account for the effects of the U.S. Tax Reform Act under ASC 740.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as at March 31, 2018 and 2017 as follows:

Description	Fair Value Measurements at March 31, 2018 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$325,693	$-	$-	$325,693
Total	$325,693	$-	$-	$325,693

Description	Fair Value Measurements at March 31, 2017 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$228,605	$-	$-	$228,605
Total	$228,605	$-	$-	$228,605

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $1,666 in advertising and promotion expenses in the three months ended March 31, 2018.

Revenue Recognition

The company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the company determines are within the scope of Topic 606, the company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Revenues primarily include revenues from microtransactions revenues are derived from the sale of virtual goods to the Company’s players. Proceeds from the sales of virtual goods directly are recognized as revenues when a player uses the virtual goods.

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

The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard, as amended, is effective for annual periods beginning December 15, 2017. The Company has implemented the ASU and the adoption of the standard did not impact our consolidated financial statements.

The Company has implemented all other new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Other Assets

Property and Equipment consisted of the following:

	March 31,
	2018	2017
Computers and servers	$39,226	$13,440

Bitmining machines	118,500	-

	$157,726	$13,440

Accumulated Depreciation	(4,033)	(2,688)

	$153,693	$10,752

Depreciation expense for the three months ended March 31, 2018 and 2017 was $779 and $2,688, respectively.

On February 17, 2016, the Company acquired Good Gaming’s assets including intellectual property, trademarks, software code, equipment and other from CMG Holdings Group, Inc. The Company valued the software purchased at $1,200,000. The software has a useful life of 5 years. During the three months ended March 31, 2018, the Company acquired two additional software servers for $26,250. Amortization for the three months ended March 31, 2018 and 2017 was $60,437 and $60,000, respectively. The software consisted of the following:

	March 31,
	2018	2017
Software	$1,200,000	$1,200,000

Accumulated Amortization	(510,000)	(270,000)

	$690,000	$930,000

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

On June 29, 2017, Iconic Holdings, LLC entered into a 10% Convertible Promissory Note with the Company in the principal amount of $27,000 (the “Note”). Upon the execution of this note the sum of $9,000 has been remitted and delivered to the Company. On August 14, 2017, Iconic Holdings, LLC remitted and delivered to the Company another $9,000. The Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this Note. As of March 31, 2017, the Company has received a total $18,000 of the $27,000 principal amount. On April 16, 2018, the note was fully converted.

On July 5, 2017, Iconic Holdings converted $15,895 of its $100,000 Convertible Promissory Note. On July 25, 2017, Iconic Holdings converted $18,950 of its $100,000 Convertible Promissory Note.

On January 23, 2018, Iconic Holdings converted $65,155 of its $100,000 Convertible Promissory Note. Accordingly, the $100,000 Convertible Promissory Note issued on February 18, 2016 was fully converted into 1,250,001 shares of common stock.

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

The following inputs and assumptions were used to value the convertible debentures outstanding during the years ended March 31, 2018 and March 31, 2017:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 198.7% and 171% at March 31, 2018 and 2017, respectively. The risk free rate was 2.12% and 1.03% at March 31, 2018 and 2017, respectively. The expected life was one year and the dividend yield was 0% for each year.

A summary of the activity of the derivative liability is shown below:

Balance, March, 2017	$153,816

Change in value	172,507

Balance, March 31, 2018	325,693

5.	Common Stock

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

On July 13, 2017, a shareholder converted 1,000 Series B Preferred Shares (“Series B Preferred Shares”) into 200,000 shares of the Company’s common stock.

On July 25, 2017, Iconic Holdings converted $18,950 of convertible debt into 236,875 shares of the Company’s common stock.

On August 11, 2017, an investor converted 1,250 Series B Preferred Shares into 250,000 shares of the Company’s common stock.

At March 31, 2017, the Company had 21,891,805 shares of common stock reserved for issuance relating to convertible debentures and Series D Preferred Stock.

Share Transactions for the Year Ended March 31, 2018:

On January 8, 2018, Silver Linings Management converted 15,000 shares of the Company’s Series B Preferred Shares into 3,000,000 common shares of the Company.

On January 8, 2018, Britton & Associates converted 5,000 the Company’s Series B Preferred Shares in 1,000,000 common shares of the Company.

On January 9, 2018, ViaOne Services converted $200,000 its convertible note into 8,333,333 common shares of the Company.

On January 12, 2018, SSB Trading converted 10,000 the Company’s Series B Preferred Shares into 2,000,000 common shares of the Company.

On January 12, 2018, CMG Holdings converted 5,605 the Company’s Series B Preferred Shares into 1,211,000 common shares of the Company.

On January 18, 2018, CMG Holdings converted 9,000 the Company’s Series B Preferred Shares into 1,800,000 common shares of the Company.

On January 23, 2018, Iconic Holdings converted $65,155 of its convertible note into 814,438 common shares of the Company.

On January 26, 2018, Michael Tadin converted 5,000 the Company’s Series B Preferred Shares into 1,000,000 common shares of the Company.

On February 9, 2018, Vik Grover converted 8,665 the Company’s Series B Preferred Shares into 1,733,000 common shares of the Company.

6.	Preferred Stock

Our Articles of Incorporation authorize us to issue up to 2,250,350 shares of preferred stock, $0.001 par value. Of the 2,250,000 authorized shares of preferred stock, the total number of shares of Class A Preferred Shares the Corporation has the authority to issue is Two Hundred Forty Nine thousand Nine Hundred Ninety Nine (249,999), par value $0.001 per share, the total number of shares of Class B Preferred Shares the Corporation has the authority to issue is Two Million (2,000,000), par value $0.001 per share and the total number of shares of Class C Preferred Shares the Corporation has the authority to issue is One (1), par value $0.001 per share. Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors’ power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of March 31, 2018, we had 7,500 shares of our Class A preferred stock issued and outstanding. As of March 31, 2018, we had 106,511 shares of Class B preferred stock issued and outstanding. As of March 31, 2018, we had 1 shares of Class C Preferred Stock issued and outstanding. At March 31, 2018, we had 210 shares of Class D Preferred Stock issued and outstanding.

The 7,500 issued and outstanding shares of Class A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each Class A Preferred Share. The 106,511 issued and outstanding shares of Class B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each Class B Preferred Share. If all of our Class A Preferred Stock and Class B Preferred Stock, issued and outstanding as of March 31, 2018 are converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 21,452,200 shares.

The 1 issued and outstanding share of Class C Preferred Stock has voting rights equivalent to 51% of all shares entitled to vote and is held by ViaOne Services LLC, a Company controlled by David Dorwart, our CEO.

The 210 issued and outstanding shares of Class D Preferred Stock are convertible into shares of common stock at a rate of 125% of the conversion amount at a price that is the lower of 110% of the volume weighted average prices (“VWAP”) of the common stock on the closing date, the VWAP of the common stock on the conversion date or the VWAP of the common stock on the date prior to the conversion date. for each one Class A Preferred Share. The shares of Class D Preferred Stock are convertible beginning 6 months from the issue date. At March 31, 2017, no shares of Class D Preferred Stock were eligible to be converted to common stock.

The 210 issued and outstanding shares of Class D Preferred Stock are entitled to cumulative dividends at a rate of 5% of the face value of shares, or the number of shares multiplied by 1,000. The dividends accrue commencing on the issuance date of the preferred shares and accrue whether or not declared and whether or not there is sufficient earnings or surplus. The dividends are payable quarterly, with the first dividend date being March 31, 2017. The dividends are payable in cash or shares of common stock. At March 31, 2018, the Company had $2,532 in cumulative unpaid dividends.

The Class A, Class B, Class C and Class D have a liquidation preference to the common shareholders.

7.	Warrant

In connection with the $100,000 convertible debenture issued to HGT Capital, LLC, the Company issued HGT Capital, LLC a warrant to purchase 100,000 shares of the Company’s common stock at $1.00 per share. This warrant was not exercised, is exercisable through April 15, 2020 and had a remaining life of 2.29 years as of March 31, 2018. The intrinsic value of the warrant at March 31, 2018 was zero as the exercise price exceeded the closing stock price.

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

On September 1, 2017, the Company executed an amended Employee Services Agreement with ViaOne which stipulated that ViaOne would continue providing to the Company services relating to the Company’s human resources, marketing, advertising, accounting and financing for a monthly management fee of $25,000. This agreement was amended on January 1, 2018 to continue until March 31, 2018. The accrued monthly management fees, $100,000 at March 31, 2017, are convertible by ViaOne into the Company’s common stock at rate of 125% of the accrued fees at a conversion price of (i) $0.05 per share; or (ii) the volume weighted adjusted price (“VWAP”) of the common stock on the 14th day of each month if the 14th of that month is a trading day. In the event the 14th day of a month falls on a Saturday, Sunday, or a trading holiday, the VWAP of the Common Stock will be valued on the last trading day before the 14th day of the month.

At March 31, 2018, the total amount owed to ViaOne Services, was $740,351.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

The amount receivable from an affiliate of $700 was repaid in 2018.

9.	Income Taxes

The Company has a net operating loss carried forward of $1,576,720 available to offset taxable income in future years which commence expiring in fiscal 2030.

The significant components of deferred income tax assets and liabilities at March 31, 2018 and 2017 are as follows:

	2018	2017
Net Operating Loss Carryforward	$331,111	$562,497

Valuation allowance	(331,111)	$(562,497)

Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% and 35%, respectively, to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2018	2017
Income tax recovery at statutory rate	$6,387	$(64,212)

Valuation allowance change	(6,387)	$64,212

Provision for income taxes	$-	$-

10.	Commitments and Contingencies

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

11.	Acquisition

On March 21, 2018, the Company announced the acquisition of Crypto Strategies Group, Inc. as it diversifies into the cryptocurrency market for $500. As the acquisition was between entities under common control with the Company, the assets and liabilities were recorded at their carrying amount on the date of transfer. On the date of transfer, Crypto Strategies Group, Inc. had no asset or liabilities.

12.	Subsequent Events

On April 12, 2018, the Company announced it has received confirmation for its uplisting to the OTCQB platform.

On April 13, 2018, Red Diamond converted 5 shares of Preferred D stock into 555,556 of the Company’s common shares.

On April 17, 2018, Red Diamond Red Diamond converted 5 shares of Preferred D stock into 609,756 of the Company’s common shares.

On April 23, 2018, Red Diamond Red Diamond converted 5 shares of Preferred D stock into 806,452 of the Company’s common shares.

On April 16, 2018, Iconic Holdings converted 18,000 of a convertible note into 1,892,828 of the Company’s common shares.

On April 30, 2018, the holder of one (1) share of Series C Preferred Stock of the Company that entitles such holder to vote a majority of the issued and outstanding voting securities of the Company’s approved by written consent that the Company adopts the 2018 Stock Incentive Plan (the “2018 Plan”) under which the board of directors of the Company may decide at its sole discretion to grant equity awards to certain employees and consultants as set forth in the 2018 Plan.

On May 3, 2018, the Company filed a Certificate of Amendment to Articles of Incorporation with the Secretary of the State of Nevada which, among other things, increased its authorized shares of common stock from 100,000,000 to 200,000,000, par value $0.001 per share. The Certificate of Amendment became effective on May 3, 2018.

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

In March of 2017, the Company began exploring potential partnerships with various franchise opportunities related to both LAN centers and Virtual Reality centers. Financial analysis and research on these opportunities is ongoing.

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

Business Strategy

In the past, our management team’s strategy was to be a full-service company endeavoring to provide best in class tournaments, the best platform on which they are played, and content that is all about the esports world. We have looked at this strategy and have changed the way we view our business.

It’s our ambition and strategy to be great at providing a place for amateurs to play. By focusing on what the gaming universe needs, it allows us to focus on the promotion of teams, leagues and competition. We will continue with this strategy because over this past year, we have been successful in managing the tournaments. We intend to begin with local servers and expand organically from there. We recognize there are millions of players who desire to compete within the gaming community.

Minecraft is another business strategy. We have a well-established server and will continue to devote resources to developing and acquiring other Minecraft assets. We feel that we have learned how to monetize this and will be able to continue to grow and have it as a meaningful part of our business strategy.

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

We previously developed our own codes and have a platform that really is quite good to handle tournaments but needs some improvement to be commercially ready. In fact, it’s this platform that we have used up to now to run our Hearthstone tournaments. Although it is functional, the challenge is that it costs too much capital to maintain and improve the platform. At this this point, it’s an asset we have and we may try to monetize this at some point.

We cannot provide any assurance that our focus on hosting the esports tournaments will be successful and profitable in the future or at all.

Offices

Our executive offices are located at 415 McFarlan Rd, Suite 108, Kennett Square, PA 19501. Our telephone number is (888) 295-7279.

Critical Accounting Policies and Estimates

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2018, the Company had 9,607,460 (2017 – 8,779,119) potentially dilutive shares from outstanding convertible debentures.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. Unrecognized tax positions, if ever recognized in the consolidated financial statements, are recorded in the statement of operations as part of the income tax provision. Our policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of the income tax provision. The Company has no liabilities for uncertain tax positions. Unrecognized tax positions, if ever recognized in the consolidated financial statements, are recorded in the statement of operations as part of the income tax provision. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of the income tax provision. The Company has no liabilities for uncertain tax positions.

On March 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the “U.S. Tax Reform Act”) was enacted in the United States. The U.S. Tax Reform Act, among other things, reduced the U.S. corporate income tax rate from 35% to 21% beginning in 2018. On March 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on how to account for the effects of the U.S. Tax Reform Act under ASC 740.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as at March 31, 2018 and 2017 as follows:

Description	Fair Value Measurements at March 31, 2018 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$325,693	$-	$-	$325,693
Total	$325,693	$-	$-	$325,693

Description	Fair Value Measurements at March 31, 2017 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$228,605	$-	$-	$228,605
Total	$228,605	$-	$-	$228,605

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $1,666 in advertising and promotion expenses in the three months ended March 31, 2018.

Revenue Recognition

The company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the company determines are within the scope of Topic 606, the company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Revenues primarily include revenues from microtransactions revenues are derived from the sale of virtual goods to the Company’s players. Proceeds from the sales of virtual goods directly are recognized as revenues when a player uses the virtual goods.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was amended in 2015 and 2016. The new revenue recognition standard relates to revenue from contracts with customers and will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance.

The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard, as amended, is effective for annual periods beginning December 15, 2017. The Company has implemented the ASU and the adoption of the standard did not impact our consolidated financial statements.

The Company has implemented all other new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

RESULTS OF OPERATIONS

Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2017. This means that our auditors believed there was substantial doubt that we could continue as an ongoing business for the next twelve months from the date of issuance of this going concern opinion unless we obtained additional capital. We generated little revenue in the past. We have completed the development of our website, sourced out suppliers for products to sell and sourced out customers to buy our products. Accordingly, we need to raise cash from sources other than operations. Our other source for cash at this time is investments by others in our company and the revenue we generate from the sales of our products. We need to raise cash to continue our project and build our operations.

Plan of Operation – Milestones

We are at the early stage of our new business operations. Over the next twelve months, our primary target milestones include:

1

Continue to achieve substantial growth within our Minecraft division. This is a profitable center for us and we expect the continued growth of our existing server, good-gaming.com as well as the re-launch of our acquired servers minecade.com and olimpocraft.com which we expect will contribute substantially to our profitability. Additionally, we will look to expand this division into other avenues.

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

Results of Operations

March 31, 2018 as compared to March 31, 2017

●	Working Capital

	March 31, 2018	March 31, 2017
Current Assets	$103,688	$77,181

Current Liabilities	1,436,402	762,834

Working Capital (Deficit)	$(1,332,714)	$(685,653)

●	Operating Revenues

We have generated $34,732 in revenue in the three months ended March 31, 2018 and $2,519 in revenue in the three months ended March 31, 2017, which reflects an increase of $32,213 or 1279%. Such increase in revenues in the compared periods was primarily caused by the sale of in-game purchases.

●	Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2018 were $242,672 compared with $258,410 for the three months ended March 31, 2017. The increase in operating expenses was attributed to an increase in professional fees for day to day operations offset by a decrease in contract labor.

During the three months ended March 31, 2018, the Company recorded net income of $30,415 compared with a net loss of $183,462 for the three months ended March 31, 2017. The decrease in net loss was attributed to the increase in revenues and the decrease in the change in value of the Company’s derivative liabilities.

●	Liquidity and Capital Resources

As of March 31, 2018, the Company’s cash balance consisted of $101,147 compared to cash balance of $77,181 as of March 31, 2017. The increase in the cash balance was attributed to the financing that we received for day-to-day activities. As of March 31, 2018, the Company had $947,381 in assets compared to total assets of $1,017,933 as at March 31, 2017. The decrease in assets was attributable to the amortization of the assets purchased during the acquisition of Good Gaming, Inc.

As of March 31, 2018, the Company had total liabilities of $1,436,402 compared with total liabilities of $776,274 as of March 31, 2017. The increase in liabilities was attributable to increase in financing and in derivative liabilities.

As of March 31, 2018, the Company has a working capital deficit of $1,332,714 compared with a working capital deficit of $685,653 as of March 31, 2017 with the increase in the working capital deficit attributed to an increase in financing the Company received for day to day operating costs.

Cash flow from Operating Activities

During the three months ended March 31, 2018, the Company used $140,195 of cash for operating activities compared to the use of cash in an amount of $194,219 for operating activities during the three months ended March 31, 2017. The decrease in the use of cash for operating activities was attributed to the net decrease in derivative liabilities.

Cash flow from Investing Activities

During the quarter ended March 31, 2018, the Company had $26,250 in cash used in investing activities compared to $0 for the quarter ended March 31, 2017. The increase in cash used in investing activities was due to the Company purchasing two servers in 2018.

Cash flow from Financing Activities

During the year ended March 31, 2018, the Company received $204,743 of proceeds from financing activities compared to $223,500 during the year ended March 31, 2017. The increase in proceeds from financing activities was due to receiving proceeds from the sale of preferred stock and convertible debentures.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. As such, there is substantial doubt about our ability to continue as a going concern for a period of one year from the issuance of these financial statements without further financing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the three-month period ended March 31, 2018 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be lead by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

On January 8, 2018, Silver Linings Management converted 15,000 shares of the Company’s Series B Preferred Shares into 3,000,000 common shares of the Company.

On January 8, 2018, Britton & Associates converted 5,000 the Company’s Series B Preferred Shares in 1,000,000 common shares of the Company.

On January 9, 2018, ViaOne Services converted $200,000 its convertible note into 8,333,333 common shares of the Company.

On January 12, 2018, SSB Trading converted 10,000 the Company’s Series B Preferred Shares into 2,000,000 common shares of the Company.

On January 12, 2018, CMG Holdings converted 5,605 the Company’s Series B Preferred Shares into 1,211,000 common shares of the Company.

On January 18, 2018, CMG Holdings converted 9,000 the Company’s Series B Preferred Shares into 1,800,000 common shares of the Company.

On January 23, 2018, Iconic Holdings converted $65,155 of its convertible note into 814,438 common shares of the Company.

On January 26, 2018, Michael Tadin converted 5,000 the Company’s Series B Preferred Shares into 1,000,000 common shares of the Company.

On February 9, 2018, Vik Grover converted 8,665 the Company’s Series B Preferred Shares into 1,733,000 common shares of the Company.

The issuances referenced above were made in reliance on an exemption from registration set forth in Section 4(2) of the Securities Act, as amended.

Except the issuances as listed herein, there were no unregistered sales of equity securities that have not been disclosed on the Company’s current reports during the three months ended March 31, 2018.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other information

On April 12, 2018, the Company announced it has received confirmation for its uplisting to the OTCQB tier.

On April 30, 2018, the holder of one (1) share of Series C Preferred Stock of the Company that entitles such holder to vote a majority of the issued and outstanding voting securities of the Company’s approved by written consent that the Company adopts the 2018 Stock Incentive Plan (the “2018 Plan”) under which the board of directors of the Company may decide at its sole discretion to grant equity awards to certain employees and consultants as set forth in the 2018 Plan.

On May 3, 2018, the Company filed a Certificate of Amendment to Articles of Incorporation with the Secretary of the State of Nevada which, among other things, increased its authorized shares of common stock from 100,000,000 to 200,000,000, par value $0.001 per share. The Certificate of Amendment became effective on May 3, 2018. The description of the Certificate of Amendment to Articles of Incorporation is not purported to be complete and is incorporated by reference to a current report on Form 8-k filed with the SEC on May 4, 2018.

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

Good Gaming, Inc.
(the “Registrant”)
May 15, 2018
	BY:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

