Form 10-Q/A
period 2018-03-31
GOOD GAMING, INC.
filed 2018-05-16
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q/A

Amendment No. 1

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

Explanatory Note

Good Gaming, Inc. (the “Company”) herein includes the XBRL in this Amendment No. 1 to the quarterly report on Form 10-Q for the three month period ended March 31, 2018.

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

Good Gaming, Inc.
(the “Registrant”)
May 16, 2018
	BY:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer