Form 10-Q
period 2018-06-30
GOOD GAMING, INC.
filed 2018-09-26
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53949

Good Gaming, Inc.

(Exact name of registrant as specified in its charter)

Nevada	37-1902603
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

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

As of September 25, 2018, there were 33,178,237  issued and outstanding shares of common stock of the registrant, par value $0.001.

ii

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

iii

PART 1

Item 1. Financial Statements

Good Gaming, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and Cash Equivalents	$22,426	$61,037
Prepaid expenses	26,329	-
Due from Affiliate	-	700
Total Current Assets	48,755	61,737

Property and Equipment, Net	145,655	10,160
Gaming Software, Net	630,000	750,000
TOTAL ASSETS	$824,410	$821,897
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$107,300	$105,544
Derivative Liability	268,031	570,643
Notes Payable	13,440	13,440
Convertible Debentures, current	110,000	183,065
Due to Related Party- Tri State Phone Distribution, LLC	118,500	-
Notes Payable Related Party- ViaOne Services	938,154	838,796
Total Current Liabilities	1,555,425	1,711,488

Total Liabilities	1,555,425	1,711,488

Stockholders’ Deficit
Series A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Series B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 106,511 and 164,781 Shares, respectively	107	165
Series C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 and 1 Shares, respectively	1	1
Series D Preferred Stock
Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 210 and 105 Shares, respectively	1	1
Common Stock
Authorized: 200,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 30,460,826 and 2,881,424 Shares, respectively	30,461	2,881
Additional Paid-In Capital	4,367,080	3,996,373
Accumulated Deficit	(5,128,673)	(4,889,020)
Total Stockholders’ Deficit	(731,015)	(889,591)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$824,410	$821,897

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the Three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenues	$22,974	$2,436	$57,706	$8,318
Cost of Revenues	(2,008)	36,810	(2,008)	71,358
Gross Profit	24,982	(34,374)	59,714	(63,040)

Operating Expenses
General & Administrative	28,697	35,890	48,298	57,914
Contract Labor	27,470	118,809	59,896	235,837
Payroll Expense	15,655	-	41,986	-
Depreciation and Amortization Expense	68,038	60,672	129,255	121,344
Professional Fees	116,270	27,825	219,367	51,025
Total Operating Expenses	256,130	243,196	498,802	466,120
Operating Loss	(231,148)	(277,570)	(439,088)	(529,160)
Other Income (Expense)
Interest Income	-	-	-	1,000
Interest Expense	(1,813)	(7,452)	(8,408)	(10,812)
Loss on Stock Conversions	(75,395)	-	(75,395)	-
Gain (Loss) on Change in Fair Value of Derivative Liability	38,288	(298,704)	283,238	(223,915)
Total Other Income (Loss)	(38,920)	(306,156)	199,435	(762,887)

Net Loss	$(270,068)	$(583,726)	$(239,653)	$(762,887)

Net Loss Per Share, Basic and Diluted	$(0.01)	$(0.29)	$(.01)	$(0.38)

Weighted Average Shares Outstanding	27,824,950	1,995,840	24,158,309	1,995,069

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S Dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Operating Activities

Net Loss	$(239,653)	$(762,887)

Adjustment To Reconcile Net Loss to Net Cash Used In Operating Activities
Depreciation and Amortization	129,255	121,344
Change In Fair Value Of Derivative Liability	(283,238)	223,915
Changes in operating assets and liabilities
Due from Affiliate	700	-
Prepaid expenses	(26,329)	(38,750)
Accounts Payable and Accrued Liabilities	2,546	37,051

Net Cash Provided By (Used in) Operating Activities	(416,719)	(419,327)

Investing Activities

Purchase of Property and Equipment	(26,250)	-

Net Cash Provided By (Used in) Investing Activities	(26,250)	-

Financing Activities

Repayment of Note Receivable	-	10,500
Proceeds From Note Payable	-	-
Proceeds From Sale Of Series D Preferred Stock	105,000	-
Due To ViaOne Services	299,358	455,000

Net Cash Provided By (Used In) Financing Activities	404,358	455,500

Change in Cash and Cash Equivalents	(38,611)	36,173

Cash and Cash Equivalents, Beginning Of Period	61,037	47,900

Cash and Cash Equivalents, End Of Period	$22,426	$84,073

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Unpaid Property and Equipment Acquired	$118,500	$-
Common Shares Issued for Conversion Of Debt	$293,229	$6,585
Shares Issued For Acquisition Of Software	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Good Gaming, Inc. (formerly “HDS International Corp.”, the “Company”) was incorporated on November 3, 2008 under the laws of the State of Nevada. The Company is a leading tournament gaming platform and online destination targeting over 250 million esports players and participants worldwide that want to compete at the high school or college level. A substantial portion of the Company’s activities have involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any substantial revenue to date.

Consolidation

The accompanying condensed consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiary, Crypto Strategies Group, Inc. All intercompany accounts and transactions have been eliminated.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of June 30, 2018, the Company had a working capital deficiency of $1,506,670 and an accumulated deficit of $5,128,673. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Reclassifications

Certain reclassifications have been made to the three and six months ended June 30, 2017 to the statement of operations and statement of cash flows to reflect consistency with the current presentation.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2018, the Company had 21,630,200 (2017 – 8,779,119) potentially dilutive shares from outstanding convertible debentures.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as at June 30, 2018 and 2017 as follows:

Description	Fair Value Measurements at June 30, 2018 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$268,031	$-	$-	$268,031
Total	$268,031	$-	$-	$268,031

Description	Fair Value Measurements at June 30, 2017 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$570,643	$-	$-	$570,643
Total	$570,643	$-	$-	$570,643

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $12,272 in advertising and promotion expenses in the three months ended June 30, 2018.

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

3. Other Assets

Property and Equipment consisted of the following:

	June 30,
	2018	2017
Computers and servers	$39,226	$13,440

Bitmining machines	118,500	-

	$157,726	$13,440

Accumulated Depreciation	(12,071)	(2,688)

	$145,655	$10,752

Depreciation expense for the six months ended June 30, 2018 and 2017 was $9,255 and $2,688, respectively.

On February 17, 2016, the Company acquired Good Gaming’s assets including intellectual property, trademarks, software code, equipment and other from CMG Holdings Group, Inc. The Company valued the software purchased at $1,200,000. The software has a useful life of 5 years. During the three months ended March 31, 2018, the Company acquired two additional software servers for $26,250. Amortization for the six months ended June 30, 2018 and 2017 was $62,114 and $60,000, respectively. The software consisted of the following:

	June 30,
	2018	2017
Software	$1,200,000	$1,200,000

Accumulated Amortization	(570,000)	(330,000)

	$630,000	$870,000

4. Debt

Convertible Debentures

On April 1, 2015, we entered into a transaction with Iconic whereby Iconic agreed to provide up to $600,000 through a structured convertible promissory note (the “2015 Iconic Note”), with funds to be received in tranches. The note bears interest of 10% and was due April 1, 2016. The initial proceeds of $40,000 was received on April 9, 2015, with $30,000 remitted and delivered to us, $4,000 retained by Iconic as an original issue discount, and $6,000 retained by Iconic for legal expenses. On February 17, 2016 as part of a settlement between Iconic and the Company, the 2015 Iconic Note along with a remaining balance of $8,300 from former JABRO-Asher notes were restructured to a principal amount of $25,000 with a due date of June 18, 2017 and an interest rate of 0%. Iconic is subject to strict lock-up and leak-out provisions. Additionally, as part of the February 2016 settlement with Iconic, Iconic funded $100,000 new debentures (the “$100,000 Convertible Promissory Note”) due August 2018 bearing 0% interest with the lender subject to strict lock-up and leak-out provisions. On June 27, 2017, Iconic’s $100,000 Convertible Promissory Note issued on February 18, 2016 was amended to reflect an advisement of the conversion price of $.10 cents to $.08 cents per common share. On July 5, 2017, Iconic converted $15,895 of its $100,000 Convertible Promissory Note. On July 25, 2017, Iconic converted $18,950 of its $100,000 Convertible Promissory Note. On January 23, 2018, Iconic converted $65,155 of its $100,000 Convertible Promissory Note. Accordingly, the $100,000 Convertible Promissory Note issued on February 18, 2016 was fully converted into 1,250,001 shares of the Company’s common stock.

On April 15, 2015, the Company issued a convertible debenture with the principal amount of $100,000 to HGT Capital, LLC (“HGT”), a non-related party. During the quarter ended June 30, 2015, the Company received the first $50,000 in payment. The remaining $50,000 payment would be made at the request of the borrower. No additional payments have been made as of September 30, 2017. Under the terms of the debenture, the amount was unsecured and was due on October 16, 2016. The note is currently in default and bears an interest at 22% per annum. It was convertible into shares of common stock any time after the maturity date at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company’s common stock for the thirty trading days ending one trading day prior to the date the conversion notice was sent by the holder to the Company. On September 21, 2018, the Company entered into a modification agreement with HGT with respect to the convertible promissory note which has a balance of $107,238. Pursuant to such modification agreement, all defaults were waived and it was agreed that such note will convert at a 25% discount to the market rather than the default rate. HGT also agreed to certain sale prohibitions which limit the amount of shares that they can sell in any month for the next three months. HGT also agreed to dismiss, with prejudice, the lawsuit that it had filed against the Company.

On June 29, 2017, the Company issued to Iconic a 10% Convertible Promissory Note in the principal amount of $27,000 (the “2017 Iconic Note”). Upon the execution of such Note, the sum of $9,000 has been remitted and delivered to the Company. On August 14, 2017, Iconic remitted and delivered to the Company another $9,000. The Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the 2017 Iconic Note. As of March 31, 2018, the Company has received a total $18,000 of the $27,000 principal amount. On April 16, 2018, the note was fully converted.

As part of the asset purchase agreement between CMG Holdings Group, Inc. (“CMG Holdings”) and the Company, SirenGPS was issued the Company’s $60,000 0% convertible debenture that matures in August 2018. The debenture is convertible into the Company’s common stock at a 20% discount to the 20-day moving average of the Company’s common stock after a period of seven months. The debt is subject to strict lock-up and leak-out provisions. SirenGPS has agreed to sell this security to the Company or to an investor of the Company’s choice at face value. Recently, ViaOne purchased this debenture from SirenGPS.

5.	Derivative Liabilities

The following inputs and assumptions were used to value the convertible debentures outstanding during the six months ended June 30, 2018 and June 30, 2017:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 329.9% and 173% at June 30, 2018 and 2017, respectively. The risk free rate was 2.12% and 2.32% at June 30, 2018 and 2017, respectively. The expected life was one year and the dividend yield was 0% for each year.

A summary of the activity of the derivative liability is shown below:

Balance, December 31, 2017	$570,643
Conversions	(19,374)
Change in value	(283,238)

Balance, June 30, 2018	268,031

6.	Common Stock

Common Stock Transactions for the Year Ended December 31, 2017:

On January 4, 2017, the Hillwinds Ocean Energy converted 70,000 shares of its common stock to 500 shares of Series B Preferred Stock.

On January 5, 2017, Iconic converted $6,585 of convertible debt into 65,585 shares of the Company’s common stock.

On July 5, 2017, Iconic converted $15,895 of convertible debt into 198,688 shares of the Company’s common stock.

On July 13, 2017, a shareholder converted 1,000 shares of Series B Preferred Stock (“Series B Preferred Shares”) into 200,000 shares of the Company’s common stock.

On July 25, 2017, Iconic converted $18,950 of convertible debt into 236,875 shares of the Company’s common stock.

On August 11, 2017, an investor converted 1,250 Series B Preferred Shares into 250,000 shares of the Company’s common stock.

At March 31, 2017, the Company had 21,891,805 shares of common stock reserved for issuance relating to convertible debentures and Series D Preferred Stock.

Common Stock Transactions for the Six Months Ended June 30, 2018:

On January 8, 2018, Silver Linings Management, LLC converted 15,000 shares of the Company’s Series B Preferred Stock into 3,000,000 shares of the Company’s common stock.

On January 8, 2018, Britton & Associates converted 5,000 of the Company’s Series B Preferred Shares into 1,000,000 shares of the Company’s common stock.

On January 9, 2018, ViaOne Services, LLC (“ViaOne”) converted $200,000 of its convertible note into 8,333,333 shares of the Company’s common stock.

On January 12, 2018, SSB Trading converted 10,000 of the Company’s Series B Preferred Shares into 2,000,000 shares of the Company’s common stock.

On January 12, 2018, CMG Holdings converted 5,605 of the Company’s Series B Preferred Shares into 1,211,000 common shares of the Company.

On January 18, 2018, CMG Holdings converted 9,000 of the Company’s Series B Preferred Shares into 1,800,000 shares of the Company’s common stock.

On January 23, 2018, Iconic converted $65,155 of its convertible note into 814,438 shares of the Company’s common stock.

On January 26, 2018, Michael Tadin converted 5,000 of the Company’s Series B Preferred Shares into 1,000,000 shares of the Company’s common stock.

On February 9, 2018, Vik Grover converted 8,665 of the Company’s Series B Preferred Shares into 1,733,000 shares of common stock of the Company.

7.	Preferred Stock

Our Articles of Incorporation authorize us to issue up to 2,250,350 shares of preferred stock, $0.001 par value. Of the 2,250,350 shares of authorized preferred stock, the total number of shares of Series A Preferred Stock the Corporation has the authority to issue is Two Million (2,000,000), par value $0.001 per share; the total number of shares of Series B Preferred Stock the Corporation has the authority to issue is Two Hundred Forty Nine thousand Nine Hundred and Ninety Nine (249,999), par value $0.001 per share; the total number of shares of Series C Preferred Stock the Corporation has the authority to issue is One (1), par value $0.001 per share; and the total number of shares of Series D Preferred Stock the Corporation has the authority to issue is three hundred and fifty (350), par value $0.001 per share. Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors’ power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of June 30, 2018, we had 7,500 shares of our Series A Preferred Stock issued and outstanding. As of June 30, 2018, we had 106,511 shares of Series B Preferred Stock issued and outstanding. As of June 30, 2018, we had one (1) share of Series C Preferred Stock issued and outstanding. At June 30, 2018, we had 210 shares of Series D Preferred Stock issued and outstanding.

The 7,500 issued and outstanding shares of Series A Preferred Stock are convertible into shares of common stock at a rate of 20 shares of common stock for each Series A Preferred Share. The 106,511 issued and outstanding shares of Series B Preferred Stock are convertible into shares of the Company’s common stock at a rate of 200 shares of common stock for each Series B Preferred Share. If all of our Series A and Series B Preferred Stock, issued and outstanding as of June 30, 2018 are converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 21,452,200 shares.

The one (1) share of Series C Preferred Stock, issued and outstanding, has voting rights equivalent to 51% of all shares entitled to vote and is held by ViaOne, a Company controlled by David Dorwart, the Company’s CEO.

The 210 issued and outstanding shares of Series D Preferred Stock are convertible into shares of common stock at a rate of 125% of the conversion amount at a price that is the lower of 110% of the volume weighted average prices (“VWAP”) of the common stock on the closing date, the VWAP of the common stock on the conversion date or the VWAP of the common stock on the date prior to the conversion date. Series D Preferred Stock is convertible beginning 6 months from the issue date. At June 30, 2018, all of Series D Preferred Stock issued and outstanding was eligible to be converted to the Company’s common stock.

The 210 issued and outstanding shares of Series D Preferred Stock are entitled to cumulative dividends at a rate of 5% of the face value of shares, or the number of shares multiplied by 1,000. The dividends commence to accrue on the issue date of the Series D Preferred Stock and continue accruing whether or not declared by the Board of the Company and whether or not there are sufficient earnings or surplus. The dividends are payable quarterly, with the first dividend date being March 31, 2017. The dividends are payable in cash or shares of the Company’s common stock. At June 30, 2018, the Company had $5,149 in cumulative unpaid dividends.

On September 21, 2018, the Company entered into a modification agreement with RedDiamond Partners, Inc. (“RedDiamond”) relating to the remaining shares of Series D preferred stock held by RedDiamond. Pursuant to such agreement, the previous defaults under the Certificate of Designation relating to the Series D Preferred Stock were waived and accordingly the default provisions are not in effect anymore which would have allowed RedDiamond to convert at the default rate and instead will convert at a 25% discount to the average of the five lowest trading days out of the 20 days’ prior to conversion which was the original discount provided for in the agreement. The Company agreed to redeem 46.531 of the remaining 93.062 shares over the next 3 months and cancel such shares without conversion. RedDiamond also agreed to certain sale prohibitions which limit the amount of shares that they can sell in any month for the next three months.

All of the Series A, B, C and D Preferred Stock have a liquidation preference to the common stock of the Company.

8.	Warrant

In connection with the $100,000 convertible debenture issued to HGT, the Company issued HGT a warrant to purchase 100,000 shares of the Company’s common stock at $1.00 per share. This warrant was not exercised as of June 30, 2018, is exercisable through April 15, 2020 and had a remaining life of 2.01 years as of June 30, 2018. The intrinsic value of the warrant at June 30, 2018 was zero as the exercise price exceeded the closing stock price.

9.	Related Party Transactions

On or around April 7, 2016, Silver Linings Management, LLC funded the Company $13,439.50 in the form of convertible debentures secured by certain high-powered gaming machines purchased from XIDAX. Such note bears interest at a rate of 10% per annum payable in cash or kind at the option of the Company and became mature on April 1, 2018, and is convertible into Series B Preferred shares at the option of the holder at any time. Such note remained outstanding as of the date of this quarterly report and the holder and the Company were negotiating the terms to extend the note.

On November 30, 2016, ViaOne purchased a Secured Promissory Note in a maximum initial principal amount of $150,000 issued by the Company to ViaOne. As additional advances were made by ViaOne to the Company, the principal amount of the Secured Promissory Note increased to $225,000 and $363,000 by amendments dated January 31, 2017 and March 1, 2017, respectively.

On May 5, 2017, ViaOne delivered a default notice to the Company pursuant to Section 6 of the Note Purchase Agreement but subsequently extended the due date of the Secured Promissory Note and increased the funding amount to a maximum of One Million ($1,000,000) dollars. After giving the Company a fifteen (15)-day notice period to cure the default under the Stock Pledge Agreement dated November 30, 2016 entered by and among the Company, CMG and ViaOne (“Pledge Agreement”), ViaOne took possession of the Series C Preferred Stock, which was subject of the Pledge Agreement.

The Secured Promissory Note as amended increased from time to time due to additional advances provided to the Company by ViaOne.

On September 1, 2017, the Company executed an amended Employee Services Agreement with ViaOne, which stipulated that ViaOne would continue providing to the Company services relating to the Company’s human resources, marketing, advertising, accounting and financing for a monthly management fee of $25,000. The accrued monthly management fees in the amount of $175,000 at June 30, 2018, are convertible by ViaOne into the Company’s common stock at rate of 125% of the accrued fees at a conversion price of (i) $0.05 per share; or (ii) the VWAP of the common stock on the 14th day of each month if the 14th of that month is a trading day. In the event the 14th day of a month falls on a Saturday, Sunday, or a trading holiday, the VWAP of the Company’s common stock will be valued on the last trading day before the 14th day of the month.

At June 30, 2018, the total amount owed by the Company to ViaOne was $938,154.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

Prepaid expenses consist of an insurance policy with a Company controlled by the Company’s Chairman and Chief Executive Officer.

10.	Income Taxes

The Company has a net operating loss carried forward of $1,846,788 available to offset taxable income in future years which commence expiring in fiscal 2030.

The significant components of deferred income tax assets and liabilities at June 30, 2018 and 2017 are as follows:

	2018	2017
Net Operating Loss Carryforward	$1,846,788	$1,203,424

Valuation allowance	(1,846,788)	$(137,581)

Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% and 35%, respectively, to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2018	2017
Income tax recovery at statutory rate	$(50,327)	$(64,212)

Valuation allowance change	(50,327)	$(64,212)

Provision for income taxes	$-	$-

11.	Commitments and Contingencies

HGT has filed a lawsuit against the Company, claiming breach of contract due to a default on a $50,000 junior loan made by HGT to HDS International Corp., our predecessor, in 2015. The Company has retained counsel to represent it on this matter and responded with affirmative defenses in the Supreme Court of New York. Oral argument on HGT’s motion for summary judgment was held on May 31, 2018. The Court reserved the decision. The Company intends to continue vigorously contesting this action.

12.	Acquisition

On March 21, 2018, the Company announced the acquisition of Crypto Strategies Group, Inc. for consideration of $500. The Company intends to diversify its business and enter into the cryptocurrency market through such acquisition. As the acquisition was between the entities under common control with the Company, the assets and liabilities were recorded at their carrying amount on the date of transfer. On the date of transfer, Crypto Strategies Group, Inc. had no asset or liabilities.

13.	Subsequent Events

On September 21, 2018, the Company entered into a modification agreement with RedDiamond Partners, Inc. (“RedDiamond”) relating to the remaining shares of Series D preferred stock held by RedDiamond. Pursuant to such agreement, the previous defaults under the Certificate of Designation relating to the Series D Preferred Stock were waived and accordingly the default provisions are not in effect anymore which would have allowed RedDiamond to convert at the default rate and instead will convert at a 25% discount to the average of the five lowest trading days out of the 20 days’ prior to conversion which was the original discount provided for in the agreement. The Company agreed to redeem 46.531 of the remaining 93.062 shares over the next 3 months and cancel such shares without conversion. RedDiamond also agreed to certain sale prohibitions which limit the amount of shares that they can sell in any month for the next three months.

On September 21, 2018, the Company entered into a modification agreement with HGT with respect to the convertible promissory note which has a balance of $107,238. Pursuant to such modification agreement, all defaults were waived and it was agreed that such note will convert at a 25% discount to the market rather than the default rate. HGT also agreed to certain sale prohibitions which limit the amount of shares that they can sell in any month for the next three months. HGT also agreed to dismiss, with prejudice, the lawsuit that it had filed against the Company.

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

In March 2017, the Company began exploring potential partnerships with various franchise opportunities related to both LAN centers and Virtual Reality centers. Financial analysis and research on these opportunities is ongoing.

On June 27, 2017 the Board of Directors of the Company appointed David B. Dorwart, 59 years old, as the Company’s Chief Executive Officer. On June 21, 2017, Mr. Dorwart was appointed to serve as the Chairman of the Board of Directors. David B. Dorwart, Chairman and CEO of Good Gaming, Inc., brings over 31 years of start-up entrepreneurism and executive level management to the Company. Mr. Dorwart was a CoFounder and CEO of dPi Teleconnect, a prepaid wireless provider, for 10 years. During his tenure, he grew the company from a start-up to $75 million in revenues before selling the company. Over the last 9 years, he has been involved with several other successful projects including Assist Wireless, Brooklet Energy Distribution, PayGo Distributors and Britton & Associates. He is currently the Chairman and CoFounder of ViaOne, a company which specializes in wireless communications and provides intricate multi-faceted services for start-up companies utilizing industry experts. By virtue of their ownership of this Series C Preferred Stock, ViaOne is the Company’s principal stockholder.

On June 27, 2017, the Company also bolstered its Board of Directors with executive level professionals by adding two seasoned individuals listed below who specialize in organization and finance as well as the branding and marketing of established and emerging organizations which are poised to show significant growth.

Domenic Fontana, age 38, is currently Sr. Vice President of ViaOne and a new board member. He is an experienced CPA and financial executive who has worked in progressively more advanced executive roles throughout his career. Having worked at Verizon, Ebay and now ViaOne over the last 13 years, he has developed extensive knowledge of executive level management and the telecommunications industry. He has worked in all aspects of Finance, Accounting, Treasury, and Operations.

Jordan Majkszak Axt, a new board member, age 37, is a results-producing marketing professional with over 14 years of experience in developing marketing and branding strategies. He has been consistently noted by executives, colleagues, and journalists for his specific expertise in bringing products and services online with a comprehensive digital go-to-market strategy. He has previously held executive level positions as Director of Marketing for ProfitPoint Inc. and Clutch Holdings LLC. He is currently a Senior Director of Marketing of ViaOne where he develops all marketing and customer acquisition strategies for 14 consumer facing brands.

On July 10, 2017, the Company’s Board of Directors elected David Dorwart as its CEO. Additionally, the Board of Directors approved the election of Domenic Fontana and Jordan Axt to the Company’s Board of Directors.

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

On August 29, 2017, Eric Brown was appointed as the Chief Operating Officer.

In September 2017, the Company began focusing on its Minecraft server by enhancing the development staff and launched an offering of microtransactions after it saw the opportunity to generate revenue without adding a great deal of overhead expenses. The initial offering of microtransactions exceeded revenue expectations and the Company has continued to expand the Minecraft server offerings. The Company also began pursuing the acquisition of additional Minecraft servers that were already established to begin scaling this effort.

On March 21, 2018, the Company acquired Crypto Strategies Group, Inc. for consideration of $500. The Company intends to diversify its business and enter into the cryptocurrency market through such acquisition.

Technology

In 2016, the Company completed its 2.0 tournament platform and thereafter ran dozens of robotic internal test tournaments and held numerous free-to-play tournaments on large scales with its partner The Syndicate, the owner of the world’s longest running online gaming guild that has 1,200 members worldwide. Good Gaming conducted two closed public beta tournaments of hundreds of participants in May 2016 in order to fully vet the system. After making roughly 100 fixes and changes to the system, it now runs smoothly. The system is designed to scale to 512,000 concurrent competitors. The Company has updated the system to handle team tournaments, which will further expand its opportunity to popular titles that have tens of millions of active players, and has recently launched titles that have the potential for cross-platform play among Gaming PC, Microsoft Xbox and Sony PlayStation.

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

Minecraft is another business strategy. We have a well-established server and will continue to devote resources to developing and acquiring other Minecraft assets. We feel that we have learned how to monetize our Minecraft server and will be able to continue to grow and have it as a meaningful part of our business strategy.

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

We previously developed our own codes and have a platform that is suitable to handle tournaments but needs some improvement to be commercially ready. In fact, it’s this platform that we have used up to now to run our Hearthstone tournaments. Although it is functional, the challenge is that it costs too much capital to maintain and improve the platform. At this this point, it’s an asset we have and we may try to monetize this at some point.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2018, the Company had 21,630,200 (2017 – 8,779,119) potentially dilutive shares from outstanding convertible debentures.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as at June 30, 2018 and 2017 as follows:

Description	Fair Value Measurements at June 30, 2018 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$268,031	$-	$-	$268,031
Total	$268,031	$-	$-	$268,031

Description	Fair Value Measurements at June 30, 2017 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$570,643	$-	$-	$570,643
Total	$570,643	$-	$-	$570,643

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $12,272 in advertising and promotion expenses in the three months ended June 30, 2018.

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

RESULTS OF OPERATIONS

Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2017. This means that our auditors believed there was substantial doubt that we could continue as an ongoing business for the next twelve months from the date of issuance of this going concern opinion unless we obtained additional capital. We generated little revenue in the past. We have completed the development of our website, sourced out suppliers of materials for our products and sourced out customers to buy our products. Accordingly, before our operations can generate substantial revenue, we need to raise cash from sources other than operations. Our other source for cash at this time is investments by others in our company and the revenue we generate from the sales of our products. We need to raise funds to continue our project and build our operations.

Plan of Operation – Milestones

We are at the early stage of our new business operations. Over the next twelve months, our primary target milestones include:

1.	Continue to achieve substantial growth within our Minecraft division. We expect this to be a profitable center for us.

2.	Launch an in-person gaming product. We expect to launch this product in the fourth quarter of 2018 and anticipate substantial growth by the end of the year.

3.	Continue to evaluate opportunities which have synergies to our existing business line.

4.	Anticipate sustainable financial profitability this year.

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

Results of Operations

Three Months ended June 30, 2018 compared to three months ended June 30, 2017

●	Operating Revenues

We generated $22,974 in revenue in the three months ended June 30, 2018 and $2,436 in revenue in the three months ended June 30, 2017, which reflects a change of 20,538 or 843%. Such increase in revenues in the compared periods was primarily caused by the sale of microtransactions.

●	Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2018 were $256,130 compared with $243,196 for the three months ended June 30, 2017. The increase in operating expenses was attributed to the increase in professional fees.

During the three months ended June 30, 2018, the Company recorded a net loss of $270,068 compared with a net loss of $583,726 for the three months ended June 30, 2017. The change in net loss was attributed to the increase in revenues and the decrease in the change in value of the Company’s derivative liabilities.

Six Months ended June 30, 2018 compared to six months ended June 30, 2017

Working Capital

	June 30, 2018	June 30, 2017
Current Assets	$48,755	$122,823
Current Liabilities	1,555,425	1,415,669
Working Capital (Deficit)	$(1,506,670)	$(1,292,846)

●	Operating Revenues

We generated $57,706 in revenue in the six months ended June 30, 2018 and $8,318 in revenue in the six months ended June 30, 2017, which reflects an increase of $49,388 or 594%. Such increase in revenues in the compared periods was primarily caused by the sale of in-game purchases.

●	Operating Expenses and Net Loss

Operating expenses for the six months ended June 30, 2018 were $498,802 compared with $466,120 for the six months ended June 30, 2017. The increase in operating expenses was attributed to an increase in professional fees for day to day operations offset by a decrease in contract labor.

During the six months ended June 30, 2018, the Company recorded a net loss of $239,653 compared with a net loss of $762,887 for the six months ended June 30, 2017. The decrease in net loss was attributed to the increase in revenues and the decrease in the change in value of the Company’s derivative liabilities.

●	Liquidity and Capital Resources

As of June 30, 2018, the Company’s cash balance consisted of $22,426 compared to cash balance of $84,073 as of June 30, 2017. The decrease in the cash balance was attributed to the repayment of financing that we received for day-to-day activities. As of June 30, 2018, the Company had $824,410 in assets compared to total assets of $1,002,903 as at June 30, 2017. The decrease of $178,493 in assets was attributable to the amortization of the assets purchased during the acquisition of Good Gaming, Inc.

As of June 30, 2018, the Company had total liabilities of $1,555,425 compared with total liabilities of $1,415,669 as of June 30, 2017. The increase of $139,756 in liabilities was attributable to increase in financing and in derivative liabilities.

●	Cash flow from Operating Activities

During the six months ended June 30, 2018, the Company used $416,719 of cash for operating activities compared to the use of cash in an amount of $419,327 for operating activities during the six months ended June 30, 2017. The decrease in the amount of $2,608 in the use of cash for operating activities was attributed to the net decrease in derivative liabilities.

●	Cash flow from Investing Activities

During the six months ended June 30, 2018, the Company had $26,250 in cash used in investing activities compared to $0 for the six months ended June 30, 2017. The increase of $26,250 in cash used in investing activities was due to the Company’s purchase of two servers in the six months ended June 30, 2018.

●	Cash flow from Financing Activities

During the six months ended June 30, 2018, the Company received $404,358 of proceeds from financing activities compared to $455,500 during the six months ended June 30, 2017. The decrease of $51,142 in proceeds from financing activities was due to the decrease in financing needs.

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

Future Financings

We will continue to rely on equity sales of our preferred stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders.

There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the three-month period ended June 30, 2018 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be lead by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings

HGT has filed a lawsuit against the Company, claiming breach of contract due to a default on a $50,000 junior loan made by HGT to HDS International Corp., our predecessor, in 2015. The Company has retained counsel to represent it on this matter and responded with affirmative defenses in the Supreme Court of New York. Oral argument on HGT’s motion for summary judgment was held on May 31, 2018. The Court reserved the decision. The Company intends to continue vigorously contesting this action. On September 21, 2018, the Company entered into a modification agreement with HGT with respect to HGT’s convertible promissory note. As part of this modification agreement, HGT also agreed to dismiss, with prejudice, the lawsuit that it had filed against the Company.

Item 1–A. Risk factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered sales of equity securities and use of proceeds

On April 16, 2018, Iconic converted $18,000 of a convertible note into 1,892,828 shares of the Company’s common stock.

On April 13, 2018, RedDiamond Partners, Inc. (“RedDiamond”) converted 5 shares of Series D Preferred Stock into 555,556 shares of the Company’s common stock.

On April 17, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 609,756 shares of the Company’s common stock.

On April 23, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 806,452 of the Company’s common stock.

On May 9, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 1,020,408 of the Company’s common stock.

On May 23, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 657,895 of the Company’s common stock.

The issuances referenced above were made in reliance on an exemption from registration set forth in Section 4(2) of the Securities Act, as amended.

Except the issuances as listed herein, there were no unregistered sales of equity securities that have not been disclosed on the Company’s current reports during the three months ended June 30, 2018.

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

Good Gaming, Inc.
(the “Registrant”)

September 26, 2018

	BY:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

