Form 10-Q
period 2018-09-30
GOOD GAMING, INC.
filed 2018-11-16
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

As of November 14, 2018, there were 33,178,237 issued and outstanding shares of common stock of the registrant, par value $0.001.

i

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

ii

PART 1

Item 1. Financial Statements

Good Gaming, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and Cash Equivalents	$3,662	$61,037
Prepaid expenses	18,829	-
Due from Affiliate	-	700
Total Current Assets	29,491	61,737

Digital Currencies	27,348	-
Property and Equipment, Net	129,717	10,160
Gaming Software, Net	570,000	750,000
TOTAL ASSETS	$749,556	$821,897
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$160,396	$105,544
Derivative Liability	575,938	570,643
Notes Payable	13,440	13,440
Convertible Debentures, current	50,000	183,065
Due to Related Party- Tri State Phone Distribution, LLC	118,500	-
Notes Payable Related Party- ViaOne Services	1,111,394	838,796
Total Current Liabilities	2,029,668	1,711,488

Total Liabilities	2,029,668	1,711,488

Stockholders’ Deficit
Series A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Series B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 106,511 and 164,781 Shares, respectively	107	165
Series C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 and 1 Shares, respectively	1	1
Series D Preferred Stock
Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 93.062 and 105 Shares, respectively	1	1
Common Stock
Authorized: 200,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 30,460,826 and 2,881,424 Shares, respectively	30,461	2,881
Additional Paid-In Capital	4,325,080	3,996,373
Accumulated Deficit	(5,635,770)	(4,889,020)
Total Stockholders’ Deficit	(1,280,112)	(889,591)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$749,556	$821,897

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the Three months ended September 30,		For the Nine months ended September 30,
	2018	2017	2018	2017
Revenues	$53,764	$7,588	$111,470	$15,907
Cost of Revenues	40,500	11,643	38,492	82,700
Gross Profit	13,264	(4,055)	72,978	(66,793)

Operating Expenses
General & Administrative	34,475	54,609	82,773	112,522
Contract Labor	22,785	97,348	82,681	333,487
Payroll Expense	-	-	41,986	-
Depreciation and Amortization Expense	75,939	60,704	205,194	182,048
Professional Fees	109,970	27,027	329,337	78,052
Change in Value of Digital Currencies	3,668	-	3,668	-
Total Operating Expenses	246,837	239,688	745,639	706,109
Operating Loss	(233,573)	(243,743)	(672,661)	(772,902)
Other Income (Expense)
Gain on Debt Settlement	40,000	-	40,000	-
Interest Income	-	-	-	1,000
Interest Expense	(5,619)	(15,591)	(14,027)	(26,403)
Loss on Stock Conversions	-	-	(75,395)	-
Gain (Loss) on Change in Fair Value of Derivative Liability	(307,905)	292,084	(24,667)	68,168
Total Other Income (Loss)	(273,524)	276,493	(74,089)	42,765

Net Loss	$(507,097)	$32,750	$(746,750)	$(730,137)

Net Loss Per Share, Basic and Diluted	$(0.07)	$.01	$(.01)	$(0.34)

Weighted Average Shares Outstanding	7,293,597	2,483,454	24,158,309	2,152,198

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S Dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Operating Activities

Net Loss	$(746,750)	$(730,137)

Adjustment To Reconcile Net Loss to Net Cash Used In Operating Activities
Depreciation and Amortization	205,194	182,048
Gain on Debt Settlement	(40,000)
Change In Fair Value Of Derivative Liability	24,667	(68,168)
Changes in operating assets and liabilities
Due from Affiliate	700	-
Digital Currencies	(27,348)
Prepaid expenses	(18,829)	-
Accounts Payable and Accrued Liabilities	55,643	37,766

Net Cash Provided By (Used in) Operating Activities	(546,723)	(578,491)

Investing Activities

Purchase of Property and Equipment	(26,250)	(1,552)

Net Cash Provided By (Used in) Investing Activities	(26,250)	(1,552)

Financing Activities

Proceeds From Sale Of Series D Preferred Stock	105,000	-
Proceeds from Convertible Debenture	-	18,000
Proceeds from Receipt of Receivable	-	10,500
Due To ViaOne Services	410,598	507,880

Net Cash Provided By (Used In) Financing Activities	515,598	536,380

Change in Cash and Cash Equivalents	(57,375)	(43,663)

Cash and Cash Equivalents, Beginning Of Period	61,037	47,900

Cash and Cash Equivalents, End Of Period	$3,662	$4,237

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Unpaid Property and Equipment Acquired	$118,500	$-
Common Shares Issued for Conversion Of Debt	$293,229	$6,585
Shares Issued For Acquisition Of Software	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

Good Gaming, Inc. (formerly “HDS International Corp.”, the “Company”) was incorporated on November 3, 2008 under the laws of the State of Nevada. The Company is a leading tournament gaming platform and online destination targeting over 250 million esports players and participants worldwide that want to compete at the high school or college level. A substantial portion of the Company’s activities have involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any substantial revenue to date. Beginning in 2018, the Company began deriving revenue by providing transaction verification services within the digital currency networks of cryptocurrencies.

Consolidation

The accompanying condensed consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiary, Crypto Strategies Group, Inc. All intercompany accounts and transactions have been eliminated.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of September 30, 2018, the Company had a working capital deficiency of $2,007,177 and an accumulated deficit of $5,635,770. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

None

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2018, the Company had 10,000,000 (2017 – 8,779,119) potentially dilutive shares from outstanding convertible debentures.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as at September 30, 2018 and 2017 as follows:

Description	Fair Value Measurements at September 30, 2018 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$575,938	$-	$-	$575,938
Total	$575,938	$-	$-	$575,938

Description	Fair Value Measurements at September 30, 2017 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$160,437	$-	$-	$160,437
Total	$160,437	$-	$-	$160,437

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $23,865 in advertising and promotion expenses in the nine months ended September 30, 2018.

Revenue Recognition

The company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the company determines are within the scope of Topic 606, the company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Revenues primarily include revenues from microtransactions which are derived from the sale of virtual goods to the Company’s players. Proceeds from the sales of virtual goods directly are recognized as revenues when a player uses the virtual goods.

Digital Currency Blockchain Mining

The Company derives revenue by providing transaction verification services within the digital currency networks of cryptocurrencies. The Company satisfies its performance obligation at the point in time that which the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives digital currencies which are recorded as revenue, using the closing U. S. dollar price of the related cryptocurrency on the date of receipt. The coins are recorded on the balance sheet at their fair value and re–measured at each reporting date. Revaluation gains or losses, as well as gains or losses on sale of digital currencies are recorded as a component of operating expenses in the statement of operations. Expenses associated with running the cryptocurrency mining business, such as equipment depreciation and electricity cost are recorded as a component of cost of revenues. During the nine months ended September 30, 2018, the Company recognized $30,016 in revenues and incurred $63,918 in expenses from providing transaction verification services.

There is currently no definitive guidance in U.S. GAAP or alternative accounting frameworks for the accounting for the production and mining of digital currencies. The Company has exercised significant judgement in determining appropriate accounting treatment for the recognition of revenue for mining of digital currencies. Management has examined various factors surrounding the substance of the Company’s operations and the guidance in ASC 606, Revenue from Contracts with Customers, including the transfer of control being the completion and addition of a block to a blockchain and the reliability of the measurement of the digital currency received. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies which could result in a change in the Company’s consolidated financial statements.

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

3. Other Assets

Property and Equipment consisted of the following:

	September 30,
	2018	2017
Computers and servers	$39,226	$13,440

Bitmining machines	118,500	-

	$157,726	$13,440

Accumulated Depreciation	(28,009)	(2,688)

	$129,717	$10,752

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $28,009 and $2,688, respectively.

On February 17, 2016, the Company acquired Good Gaming’s assets including intellectual property, trademarks, software code, equipment and other from CMG Holdings Group, Inc. The Company valued the software purchased at $1,200,000. The software has a useful life of 5 years. During the three months ended March 31, 2018, the Company acquired two additional software servers for $26,250. Amortization for the nine months ended September 30, 2018 and 2017 was $180,000 and $180,000, respectively. The software consisted of the following:

	September 30,
	2018	2017
Software	$1,200,000	$1,200,000

Accumulated Amortization	(630,000)	(450,000)

	$570,000	$750,000

4. Debt

Convertible Debentures

On April 1, 2015, we entered into a transaction with Iconic whereby Iconic agreed to provide up to $600,000 through a structured convertible promissory note (the “2015 Iconic Note”), with funds to be received in tranches. The note bears interest of 10% and was due April 1, 2016. The initial proceeds of $40,000 was received on April 9, 2015, with $30,000 remitted and delivered to us, $4,000 retained by Iconic as an original issue discount, and $6,000 retained by Iconic for legal expenses. On February 17, 2016 as part of a settlement between Iconic and the Company, the 2015 Iconic Note along with a remaining balance of $8,300 from former JABRO-Asher notes were restructured to a principal amount of $25,000 with a due date of June 18, 2017 and an interest rate of 0%. Iconic is subject to strict lock-up and leak-out provisions. Additionally, as part of the February 2016 settlement with Iconic, Iconic funded $100,000 new debentures (the “$100,000 Convertible Promissory Note”) due August 2018 bearing 0% interest with the lender subject to strict lock-up and leak-out provisions. On June 27, 2017, Iconic’s $100,000 Convertible Promissory Note issued on February 18, 2016 was amended to reflect an amendment of the conversion price from $.10 cents to $.08 cents per share of common stock. On July 5, 2017, Iconic converted $15,895 of its $100,000 Convertible Promissory Note. On July 25, 2017, Iconic converted $18,950 of its $100,000 Convertible Promissory Note. On January 23, 2018, Iconic converted $65,155 of its $100,000 Convertible Promissory Note. Accordingly, the $100,000 Convertible Promissory Note issued on February 18, 2016 was fully converted into 1,250,001 shares of the Company’s common stock.

On April 15, 2015, the Company issued a convertible debenture with the principal amount of $100,000 to HGT Capital, LLC (“HGT”), a non-related party. During the quarter ended June 30, 2015, the Company received the first $50,000 in payment. The remaining $50,000 payment would be made at the request of the borrower. No additional payments have been made as of September 30, 2018. Under the terms of the debenture, the amount was unsecured and was due on October 16, 2016. The note is currently in default and bears an interest of 22% per annum. It was convertible into shares of common stock any time after the maturity date at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company’s common stock for the thirty trading days ending one trading day prior to the date the conversion notice was sent by the holder to the Company. On September 21, 2018, the Company entered into a modification agreement with HGT with respect to the convertible promissory note which has a balance of $107,238. Pursuant to such modification agreement, all defaults were waived and it was agreed that such note will convert at a 25% discount to the market rather than the default rate. HGT also agreed to certain sale restrictions which limit the amount of shares that they can sell in any month for the next three months. HGT also agreed to dismiss, with prejudice, the lawsuit that it had filed against the Company.

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

As part of the asset purchase agreement between CMG Holdings Group, Inc. (“CMG Holdings”) and the Company, the Company issued SirenGPS a 0% convertible debenture of $60,000 that matured in August 2018. The debenture is convertible into the Company’s common stock at a 20% discount to the 20-day moving average of the Company’s common stock after a period of seven months. The debt is subject to strict lock-up and leak-out provisions. SirenGPS has agreed to sell this security to the Company or to an investor of the Company’s choice at face value. Recently, ViaOne Services, LLC, a Texas Limited Liability Corporation (“ViaOne”) purchased this debenture from SirenGPS.

The Company entered into a line of credit agreement (“Line Of Credit”) with ViaOne. This Line of Credit dated as of September 27, 2018 (the “Effective Date”), was entered into by and between the Company and ViaOne. The Company had an immediate need for additional capital and has asked ViaOne to make a new loan(s) in an initial amount of $25,000 on the Effective Date (the “New Loan”). The Company may need additional capital and ViaOne has agreed pursuant to this Line of Credit to provide for additional advances, although ViaOne shall have no obligation to make any additional loans. Any further New Loans shall be memorialized in a promissory note with substantially the same terms as the New Loan and shall be secured by all of the assets of the Company. On or before the Effective Date, the Company may request in writing to ViaOne that it loan the Company additional sums of up to $250,000 and within five days of such request(s), ViaOne shall have the right, but not an obligation, to make additional loans to the Company and the Company shall in turn immediately issue a note in the amount of such loan. In consideration for making the New Loan, the Company entered into a security agreement whereby ViaOne received a senior security interest in all of the assets of the Company.

5. Derivative Liabilities

The following inputs and assumptions were used to value the convertible debentures outstanding during the nine months ended September 30, 2018 and September 30, 2017:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 337.2% and 127% at September 30, 2018 and 2017, respectively. The risk free rate was 2.57% and 1.30% at September 30, 2018 and 2017, respectively. The expected life was one year and the dividend yield was 0% for each year.

A summary of the activity of the derivative liability is shown below:

Balance, December 31, 2017	$570,643
Conversions	(19,374)
Change in value	24,669

Balance, September 30, 2018	575,938

6. Common Stock

Common Stock Transactions for the Year Ended December 31, 2017:

On January 4, 2017, the Hillwinds Ocean Energy converted 70,000 shares of its common stock to 500 shares of Series B Preferred Stock (“Series B Preferred Shares”).

On January 5, 2017, Iconic converted $6,585 of convertible debt into 65,585 shares of the Company’s common stock.

On July 5, 2017, Iconic converted $15,895 of convertible debt into 198,688 shares of the Company’s common stock.

On July 13, 2017, a shareholder converted 1,000 shares of Series B Preferred Shares into 200,000 shares of the Company’s common stock.

On July 25, 2017, Iconic converted $18,950 of convertible debt into 236,875 shares of the Company’s common stock.

On August 11, 2017, an investor converted 1,250 Series B Preferred Shares into 250,000 shares of the Company’s common stock.

At March 31, 2017, the Company had 21,891,805 shares of common stock reserved for issuance relating to convertible debentures and Series D Preferred Stock.

Common Stock Transactions for the Nine Months Ended September 30, 2018:

On January 8, 2018, Silver Linings Management, LLC converted 15,000 shares of the Company’s Series B Preferred Stock into 3,000,000 shares of the Company’s common stock.

On January 8, 2018, Britton & Associates converted 5,000 of the Company’s Series B Preferred Shares into 1,000,000 shares of the Company’s common stock.

On January 9, 2018, ViaOne converted $200,000 of its convertible note into 8,333,333 shares of the Company’s common stock.

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

On April 17, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 609,756 shares of the Company’s common stock.

On April 23, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 806,452 of the Company’s common stock.

On May 9, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 1,020,408 of the Company’s common stock.

On May 23, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 657,895 of the Company’s common stock.

On June 19, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 1,234,756 of the Company’s common stock.

On July 9, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 1,250,000 of the Company’s common stock.

On July 24, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 1,467,391 of the Company’s common stock.

7. Preferred Stock

Our Articles of Incorporation authorize us to issue up to 2,250,000 shares of preferred stock, $0.001 par value. Of the 2,250,000 shares of authorized preferred stock, the total number of shares of Series A Preferred Stock the Company has the authority to issue is Two Million (2,000,000), par value $0.001 per share; the total number of shares of Series B Preferred Stock the Company has the authority to issue is Two Hundred Forty Nine thousand Nine Hundred and Ninety Nine (249,999), par value $0.001 per share; the total number of shares of Series C Preferred Stock the Company has the authority to issue is One (1), par value $0.001 per share; and the total number of shares of Series D Preferred Stock the Company has the authority to issue is three hundred and fifty (350), par value $0.001 per share. Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors’ power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our Company.

As of September 30, 2018, we had 7,500 shares of our Series A Preferred Stock issued and outstanding. As of September 30, 2018, we had 106,511 shares of Series B Preferred Stock issued and outstanding. As of September 30, 2018, we had one (1) share of Series C Preferred Stock issued and outstanding. At September 30, 2018, we had 93.062 shares of Series D Preferred Stock issued and outstanding.

The 7,500 issued and outstanding shares of Series A Preferred Stock are convertible into shares of common stock at a rate of 20 shares of common stock for each Series A Preferred Share. The 106,511 issued and outstanding shares of Series B Preferred Stock are convertible into shares of the Company’s common stock at a rate of 200 shares of common stock for each Series B Preferred Share. If all of our Series A and Series B Preferred Stock, issued and outstanding as of September 30, 2018 are converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 21,302,200 shares.

The one (1) share of Series C Preferred Stock, issued and outstanding, has voting rights equivalent to 51% of all shares entitled to vote and is held by ViaOne, a Company controlled by David Dorwart, the Company’s CEO.

The 93.062 issued and outstanding shares of Series D Preferred Stock as of September 30, 2018 are convertible into shares of common stock at a rate of 125% of the conversion amount at a price that is the lower of 110% of the volume weighted average prices (“VWAP”) of the common stock on the closing date, the VWAP of the common stock on the conversion date or the VWAP of the common stock on the date prior to the conversion date. Series D Preferred Stock is convertible beginning 6 months from the issue date. At September 30, 2018, 93.062 shares of Series D Preferred Stock issued and outstanding was eligible to be converted to the Company’s common stock. The Company agreed to redeem 46.531 of the remaining 93.062 shares over the next 3 months and cancel such shares without conversion.

The 93.062 issued and outstanding shares of Series D Preferred Stock are no longer entitled to cumulative dividends at a rate of 5% of the face value of shares, or the number of shares multiplied by 1,000 as of September 21, 2018 as a result of the agreement discussed immediately below.

On September 21, 2018, RedDiamond modified the agreement with the Company. RedDiamond and the Company agreed that the Preferred Shares shall convert into Common Stock (the “Conversion Shares”) at the lower of the Fixed Conversion Price ($.06) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion; for the avoidance of doubt, RedDiamond has not waived its right to the 25% Conversion Premium as defined in the COD. The Company shall have the obligation to redeem 46.531 of the Preferred Shares (which represents 50% of the Preferred Shares Owned by RedDiamond) at 110% of the Stated Value of $46,531 by making three equal payments of $17,061.37 on October 15, 2018, November 15, 2018 and December 15, 2018. The Preferred Shares shall not be entitled to a dividend going forward. On October 15, 2018, the Company made the first installment payment of $17,061.37 to Red Diamond.

All of the Series A, B, C and D Preferred Stock have a liquidation preference to the common stock of the Company.

8. Warrant

In connection with the $100,000 convertible debenture issued to HGT, the Company issued HGT a warrant to purchase 100,000 shares of the Company’s common stock at $1.00 per share. This warrant was not exercised as of September 30, 2018, is exercisable through April 15, 2020 and had a remaining life of 1.54 years as of September 30, 2018. The intrinsic value of the warrant at September 30, 2018 was zero as the exercise price exceeded the closing stock price.

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

On September 1, 2017, the Company executed an amended Employee Services Agreement with ViaOne, which stipulated that ViaOne would continue providing to the Company services relating to the Company’s human resources, marketing, advertising, accounting and financing for a monthly management fee of $25,000. The accrued monthly management fees in the amount of $325,000 at September 30, 2018, are convertible by ViaOne into the Company’s common stock at rate of 125% of the accrued fees at a conversion price of (i) $0.05 per share; or (ii) the VWAP of the common stock on the 14th day of each month if the 14th of that month is a trading day. In the event the 14th day of a month falls on a Saturday, Sunday, or a trading holiday, the VWAP of the Company’s common stock will be valued on the last trading day before the 14th day of the month.

On September 27, 2018, the Company and ViaOne, entered into a Line of Credit Agreement (the “Agreement”), pursuant to which the Company issued a secured promissory note with the initial principal amount of $25,000 to ViaOne in exchange for a loan of $25,000 (the “Initial Loan Amount”). In accordance with this Agreement, the Company may request ViaOne to provide loans of up to $250,000, including the Initial Loan Amount, and ViaOne has the right to decide whether it will honor such request. The Initial Loan Amount shall become due on September 30, 2019 (the “Maturity Date”) and bears an interest rate of 8.0% per annum. The unpaid principal and interest of the Promissory Note after the Maturity Date shall accrue interest at a rate of 18.0% per annum. The principal amount of the Promissory Note may increase from time to time up to $250,000 in accordance with the terms and conditions of the Agreement. In connection with the Agreement and Promissory Note, the Company and ViaOne executed a security agreement dated September 27, 2018 whereby the Company granted ViaOne a security interest in all of its assets, including without limitation cash, inventory, account receivables, real property and intellectual properties, to secure the repayment of the loans made pursuant to the Agreement and Promissory Note.

At September 30, 2018, the total amount owed by the Company to ViaOne was $1,111,394.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

Prepaid expenses consist of an insurance policy with a Company controlled by the Company’s Chairman and Chief Executive Officer.

10. Income Taxes

The Company has a net operating loss carried forward of $2,199,802 available to offset taxable income in future years which commence expiring in fiscal 2030.

The significant components of deferred income tax assets and liabilities at September 30, 2018 and 2017 are as follows:

	2018	2017
Net Operating Loss Carryforward	$2,199,802	$1,203,424

Valuation allowance	(2,199,802)	$(137,581)

Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% and 35%, respectively, to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2018	2017
Income tax recovery at statutory rate	$(124,460)	$(64,212)

Valuation allowance change	(124,460)	$(64,212)

Provision for income taxes	$-	$-

11. Commitments and Contingencies

HGT had filed a lawsuit against the Company, claiming breach of contract due to a default on a $50,000 junior loan made by HGT to HDS International Corp., our predecessor, in 2015. The Company retained counsel to represent it on this matter and responded with affirmative defenses in the Supreme Court of New York. Oral argument on HGT’s motion for summary judgment was held on May 31, 2018. The Court reserved the decision. On September 21, 2018, the Company entered into a modification agreement with HGT with respect to the convertible promissory note which has a balance of $107,238. Pursuant to such modification agreement, all defaults were waived and it was agreed that such note will convert at a 25% discount to the market rather than the default rate. HGT also agreed to certain sale prohibitions which limit the amount of shares that they can sell in any month for the next three months. HGT also dismissed, with prejudice, the lawsuit that it had filed against the Company.

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

Jordan Majkszak Axt, a new board member, age 37, is a results-producing marketing professional with over 14 years of experience in developing marketing and branding strategies. He has been consistently noted by executives, colleagues, and journalists for his specific expertise in bringing products and services online with a comprehensive digital go-to-market strategy. He previously held executive level positions as Director of Marketing for ProfitPoint Inc. and Clutch Holdings LLC. He is currently a Senior Director of Marketing of ViaOne where he develops all marketing and customer acquisition strategies for 14 consumer facing brands.

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

We previously developed our own codes and have a platform that is suitable to handle tournaments but needs some improvement to be commercially ready. In fact, it’s this platform that we have used up to now to run our Hearthstone tournaments. Although it is functional, the challenge is that it costs too much capital to maintain and improve the platform. At this point, it’s an asset we have and we may try to monetize at some point.

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

Results of Operations

Three Months ended September 30, 2018 compared to three months ended September 30, 2017

●	Operating Revenues

We generated $53,764 in revenue in the three months ended September 30, 2018 and $7,588 in revenue in the three months ended September 30, 2017, which reflects a change of 46,176 or 609%. Such increase in revenues in the compared periods was primarily caused by the sale of microtransactions.

●	Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2018 were $246,837 compared with $239,688 for the three months ended September 30, 2017. The increase in operating expenses was attributed to the increase in professional fees and depreciation and amortization expense offset by decreases in and contract labor and general and administrative expenses.

During the three months ended September 30, 2018, the Company recorded a net loss of $507,097 compared with a net income of $32,750 for the three months ended September 30, 2017. The change in net loss was attributed to the increase in revenues and the decrease in the change in value of the Company’s derivative liabilities.

Nine Months ended September 30, 2018 compared to nine months ended September 30, 2017

●	Operating Revenues

We generated $111,470 in revenue in the nine months ended September 30, 2018 and $15,907 in revenue in the nine months ended September 30, 2017, which reflects an increase of $95,563 or 601%. Such increase in revenues in the compared periods was primarily caused by the sale of in-game purchases.

●	Operating Expenses and Net Loss

Operating expenses for the nine months ended September 30, 2018 were $745,639 compared with $706,109 for the nine months ended September 30, 2017. The increase in operating expenses was attributed to an increase in professional fees for day to day operations offset by a decrease in contract labor.

During the nine months ended September 30, 2018, the Company recorded a net loss of $746,750 compared with a net loss of $730,137 for the nine months ended September 30, 2017. The increase in net loss was attributed to the increase in revenues and the decrease in the change in value of the Company’s derivative liabilities.

●	Liquidity and Capital Resources

As of September 30, 2018, the Company’s cash balance consisted of $3,662 compared to cash balance of $4,237 as of September 30, 2017. The decrease in the cash balance was attributed to the repayment of financing that we received for day-to-day activities. As of September 30, 2018, the Company had $749,556 in assets compared to total assets of $825,164 as at September 30, 2017. The decrease of $75,608 in assets was attributable to the amortization of the assets purchased during the acquisition of Good Gaming, Inc.

As of September 30, 2018, the Company had total liabilities of $2,029,668 compared with total liabilities of $1,170,245 as of September 30, 2017. The increase of $859,423 in liabilities was attributable to an increase in financing and in derivative liabilities.

Working Capital

	September 30, 2018	September 30, 2017
Current Assets	$22,491	$4,237
Current Liabilities	2,029,668	1,170,246
Working Capital (Deficit)	$(2,007,177)	$(1,166,009)

●	Cash flow from Operating Activities

During the nine months ended September 30, 2018, the Company used $546,723 of cash for operating activities compared to the use of cash in an amount of $578,491 for operating activities during the nine months ended September 30, 2017. The decrease in the amount of $31,768 in the use of cash for operating activities was attributed to the net decrease in derivative liabilities.

●	Cash flow from Investing Activities

During the nine months ended September 30, 2018, the Company had $26,250 in cash used in investing activities compared to $1,552 for the nine months ended September 30, 2017. The increase of $24,698 in cash used in investing activities was due to the Company’s purchase of two servers in the nine months ended September 30, 2018.

●	Cash flow from Financing Activities

During the nine months ended September 30, 2018, the Company received $515,598 of proceeds from financing activities compared to $536,380 during the nine months ended September 30, 2017. The decrease of $20,782 in proceeds from financing activities was due to the decrease in financing needs.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the nine-month period ended September 30, 2018 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be lead by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings

HGT filed a lawsuit against the Company, claiming breach of contract due to a default on a $50,000 junior loan made by HGT to HDS International Corp., our predecessor, in 2015. The Company has retained counsel to represent it on this matter and responded with affirmative defenses in the Supreme Court of New York. Oral argument on HGT’s motion for summary judgment was held on May 31, 2018. The Court reserved the decision. The Company vigorously contested this action. On September 21, 2018, the Company entered into a modification agreement with HGT with respect to HGT’s convertible promissory note. As part of this modification agreement, HGT dismissed, with prejudice, the lawsuit that it had filed against the Company.

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

On April 17, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 609,756 shares of the Company’s common stock.

On April 23, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 806,452 of the Company’s common stock.

On May 9, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 1,020,408 of the Company’s common stock.

On May 23, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 657,895 of the Company’s common stock.

On June 19, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 1,234,756 of the Company’s common stock.

On July 9, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 1,250,000 of the Company’s common stock.

On July 24, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 1,467,391 of the Company’s common stock.

The issuances referenced above were made in reliance on an exemption from registration set forth in Section 4(2) of the Securities Act, as amended.

Except the issuances as listed herein, there were no unregistered sales of equity securities that have not been disclosed on the Company’s current reports during the three months ended September 30, 2018.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other information

Not applicable.

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

November 16, 2018

	BY:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

