Form 10-K
period 2018-12-31
GOOD GAMING, INC.
filed 2019-04-01
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller Reporting Company	[X]
		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2017: $ 393,180.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 53,988,755 as of March 12, 2019.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

●	our growth strategies;

●	our anticipated future operations and profitability;

●	our future financing capabilities and anticipated need for working capital;

●	the anticipated trends in our industry;

●	acquisitions of other companies or assets that we might undertake in the future;

●	current and future competition.

In addition, factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1. BUSINESS

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

Good Gaming differs from the professional level of the esports industry by focusing on more than 250 million gamers that fall below the professional level but are above the casual level, classified as “amateurs.” Good Gaming distinguishes itself from its direct and indirect competitors by being the first company to offer multi-game, multi-console services at the amateur esports level. The Company is not exclusive to any particular hardware or software vendor.

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

On June 27, 2017 the Board of Directors of the Company appointed David B. Dorwart as the Company’s Chief Executive Officer. On June 21, 2017, Mr. Dorwart was appointed to serve as the Chairman of the Board of Directors. David B. Dorwart, Chairman and CEO of Good Gaming, Inc., brings over 31 years of start-up entrepreneurism and executive level management to the Company. Mr. Dorwart was a CoFounder and CEO of dPi Teleconnect, a prepaid wireless provider, for 10 years. During his tenure, he grew that company from a start-up to $75 million in revenues before selling it. Over the last 9 years, he has been involved with several other successful projects including Assist Wireless, Brooklet Energy Distribution, PayGo Distributors and Britton & Associates. He is currently the Chairman and CoFounder of ViaOne Services, a company which specializes in wireless communications and provides intricate multi-faceted services for start-up companies utilizing industry experts. By virtue of the ownership of this Series C Preferred Stock, ViaOne is the Company’s principal stockholder.

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

Jordan Majkszak Axt, a new board member is a results-producing marketing professional with over 14 years of experience successfully developing marketing and branding strategies. He has been consistently noted by executives, colleagues, and journalists for his specific expertise in bringing products and services online with a comprehensive digital go-to-market strategy. He has previously held executive level positions as Director of Marketing for ProfitPoint Inc. and Clutch Holdings LLC. He is currently Sr. Director of Marketing of ViaOne Services where he develops all marketing and customer acquisition strategies for 14 consumer facing brands.

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

On December 12, 2018, the Company dissolved Crypto Strategies Group, Inc.

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

Insurance Policies

We do have an insurance policy through Berkley Insurance Company with the Insurance coverage of $1,000,000.

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

ITEM3. LEGAL PROCEEDINGS

HGT Capital LLC (“HGT”) has filed a lawsuit against the Company, claiming breach of contract due to a default on a $50,000 junior loan made by HGT to HDS International Corp., our predecessor, in 2015. The Company has retained counsel to represent it on this matter and responded with affirmative defenses in the Supreme Court of New York. HGT’s motion for summary judgment is scheduled for oral argument on May 31, 2018. The Company intends to vigorously contest such action. On September 21, 2018, the Company entered into a modification agreement with HGT with respect to HGT’s convertible promissory note. As part of this modification agreement, HGT also agreed to withdraw, with prejudice, the lawsuit that it had filed against the Company and the court has dismissed the case.

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

2017	High Bid	Low Bid
First Quarter, Ending March 31	$0.2000	$0.2000
Second Quarter, Ending June 30	$0.2000	$0.1970
Third Quarter, Ending September 30	$0.0760	$0.0760
Fourth Quarter, Ending December 31	$0.0650	$0.0350

2018	High Bid	Low Bid
First Quarter, Ending March 31	$0.2900	$0.0225
Second Quarter, Ending June 30	$0.0400	$0.0100
Third Quarter, Ending September 30	$0.0200	$0.0100
Fourth Quarter, Ending December 31	$0.0438	$0.0055

Holders

As of March 12, 2019, we have 53,988,755 shares of our common stock issued and outstanding held by 52 stockholders of record.

As of March 12, 2019, we had 7,500 shares of Series A Preferred Stock issued and outstanding, 68,997 shares of Series B Preferred Stock issued and outstanding, 1 share of Series C Preferred Stock issued and outstanding, and 0 shares of Series D Preferred Stock issued and outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On July 18, 2012, a Registration Statement on Form S-8 (the “Registration Statement”) was filed by us together with our 2012 Non-Qualified Stock Option Plan (the “Plan”) relating to 30,000,000 shares of our common stock, par value $0.001 per share, to be offered and sold to accounts of eligible persons. The original plan filed on July 18, 2012 is still valid but the Company will not issue any more securities under the Plan as we have adopted a new plan.

On April 30, 2018, the holder of one (1) share of Series C Preferred Stock of the Company that entitles such holder to vote a majority of the issued and outstanding voting securities of the Company’s approved by written consent that the Company adopts the 2018 Stock Incentive Plan (the “2018 Plan”) under which the Board may decide at its sole discretion to grant equity awards to certain employees and consultants as set forth in the 2018 Plan. The description of the 2018 Plan does not purport to be complete and is incorporated herein by reference to a current report on form 8-k filed with the Securities and Exchange Commission on May 4, 2018.

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

The broker-dealer must also provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock, (b) the compensation of the broker-dealer and its salesperson in the transaction, (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock, and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

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

Preferred Stock

Our Articles of Incorporation authorize us to issue up to 2,500,350 shares of preferred stock, $0.001 par value per share. Of the 2,500,000 authorized shares of preferred stock, the total number of shares of Series A Preferred Shares the Corporation shall have the authority to issue is Two-Hundred -Forty-Nine Thousand-Nine-Hundred-Ninety-Nine (249,999), with a stated par value of $0.001 per share, the total number of shares of Series B Preferred Shares the Company shall have the authority to issue is Two-Hundred Thousand (200,000), with a stated par value of $0.001 per share, the total number of shares of Series C Preferred Shares the Company shall have the authority to issue is One (1), with a stated par value of $0.001 per share, and the total number of shares of Series D Preferred Shares the Company shall have the authority to issue is Three Hundred and Fifty (350), with a stated par value of $0.001 per share. Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors’ power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our Company.

As of March 12, 2019, we had 7,500 shares of our Series A preferred stock issued and outstanding, 68,997 shares of Series B preferred stock issued and outstanding, 1 share of our Series C Preferred Stock issued and outstanding, and 0 share of our Series D Preferred Stock issued and outstanding.

The 7,500 issued and outstanding shares of Series A Preferred Stock are convertible into shares of common stock at a rate of 20 common stock shares for each Series A Preferred Share. The 69,197 issued and outstanding shares of Series B Preferred Stock are convertible into shares of common stock at a rate of 200 common stock shares for each one Series B Preferred Share. Of the issued and outstanding shares of Series B Preferred Stock, 47,881 shares are owned by Lincoln Acquisition Corporation. If all of our Series A Preferred Stock and Series B Preferred Stock were converted into shares of common stock, the number of issued and outstanding shares of our common stock would increase to 13,949,400 shares.

We had six (6) issued and outstanding shares of Series D Preferred Stock that were convertible into shares of common stock at a rate of 125% of the conversion amount at a price that is the lower of 110% of the volume weighted average prices (“VWAP”) of the common stock on the issuance date of the preferred stock, the VWAP of the common stock on the conversion date, or the VWAP of the common stock on the date prior to the conversion date. The shares of Series D Preferred Stock were convertible beginning six months from issuance date of the preferred stock.

On September 21, 2018, RedDiamond modified the agreement with the Company. RedDiamond and the Company agreed that the Preferred Shares were convertible into Common Stock (the “Conversion Shares”) at the lower of the Fixed Conversion Price ($.06) or at the VWAP which were defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion; for the avoidance of doubt, RedDiamond did not waived its right to the 25% Conversion Premium as defined in the COD. The Company had the obligation to redeem 46.531 of the Preferred Shares (which represents 50% of the Preferred Shares Owned by RedDiamond) at 110% of the Stated Value of $46,531 by making three equal payments of $17,061 on October 15, 2018, November 15, 2018 and December 15, 2018. On January 10, 2019, RedDiamond converted the six shares of Series D Preferred Stock into common stock of the Company.

Options

We have not issued and do not have outstanding any options to purchase shares of our common stock.

Registration Rights

As of December 31, 2018, there are no other outstanding registration rights or similar agreements.

Convertible Securities

On April 15, 2015, the Company issued a convertible debenture with the principal amount of $100,000 to HGT Capital, LLC (“HGT”), a non-related party. During the quarter ended June 30, 2015, the Company received the first $50,000 in payment. The remaining $50,000 payment would be made at the request of the borrower. No additional payments had been made as of September 30, 2018. On September 21, 2018, the Company entered into a modification agreement with HGT with respect to the convertible promissory note which has a balance of $107,238. Pursuant to such modification agreement, all defaults were waived and it was agreed that such note will convert to common stock of the Company at a 25% discount to the market price rather than the default rate. HGT also agreed to certain sale restrictions which limit the amount of shares that they can sell in any month for the next three months. HGT also agreed to dismiss, with prejudice, the lawsuit with respect to the convertible debenture that it had filed against the company. On November 29, 2018, the HGT converted $6,978 of the note into the Company’s common stock.

On June 29, 2017, Iconic Holdings, LLC entered into a 10% Convertible Promissory Note with the Company in the principal amount of $27,000. Upon the execution of this note, the sum of $9,000 has been remitted and delivered to the Company. On August 14, 2017, Iconic Holdings, LLC remitted and delivered to the Company another $9,000. The Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of this Note. As of March 31, 2018 the Company has received a total $18,000 of the $27,000 principal amount. On April 16, 2018, the note was fully converted into the Company’s common stock.

The Company entered into a Line of Credit agreement (the “LOC”) with ViaOne. This LOC dated as of September 27, 2018 (the “Effective Date”), was entered into by and between the Company and ViaOne Services, LLC (“ViaOne”). The Company had an immediate need for additional capital and has asked ViaOne to make a new loan in an initial amount of $25,000 on the Effective Date (the “New Loan”). The Company may need additional capital and ViaOne has agreed, pursuant to this LOC, to provide for additional advances, although ViaOne shall have no obligation to any additional loans. Any further New Loans shall be memorialized in a promissory note with substantially the same terms as the New Loan and shall be secured by all of the assets of the Company. On or before the Effective Date, the Company may request in writing to ViaOne that it loan the Company additional sums of up to $250,000 and within five days of such request(s), Viaone shall have the right, but no obligation, to make additional loans to the Company and the Company shall in turn immediately issue a note in the amount of such loan. In consideration for making the New Loan, the Company entered into a security agreement whereby ViaOne received a senior security interest in all of the assets of the Company.

Related Party Transactions

On or around April 7, 2016, Silver Linings Management LLC, which is owned by the Company’s CEO, David Dorwart, funded the Company in an amount of $13,440 in the form of convertible debentures secured by certain high-powered gaming machines purchased from XIDAX. Such note bore an interest rate of 10% per annum payable in cash or kind at the option of the Company, matured on April 1, 2018, and was convertible into Series B Preferred shares at the option of the holder at any time as long as all or part of the convertible debentures was outstanding.

On November 30, 2016, ViaOne purchased a Secured Promissory Note (the “Note”) equal to a maximum initial principal amount of $150,000 issued by the Company to ViaOne. As additional advances were made by ViaOne to the Company, the principal amount of the Note was increased to $225,000 and $363,000 by two amendments dated January 31, 2017 and March 1, 2017, respectively.

On May 5, 2017, ViaOne delivered a default notice to the Company pursuant to Section 6 of the Note Purchase Agreement but had subsequently extended the due date and had increased the funding up to One Million ($1,000,000) dollars. After giving the Company a fifteen(15)-day notice period to cure the default under the Stock Pledge Agreement dated November 30, 2016 by and among the Company, CMG and ViaOne (the “Pledge Agreement”), ViaOne took possession of the Series C Stock, which was subject of the Pledge Agreement.

The Note as amended, included an unpaid amount of $363,000, but was increased from time to time due to additional advances provided to the Company by ViaOne in the respective amounts of $25,000 on May 2, 2017, $25,000 on May 4, 2017, $75,000 on May 31, 2017, and $85,000 on June 30, 2017 (the “Additional Advances”). The Additional Advances increased the total unpaid balance to $573,000 as of July 1, 2017.

Between July 1, 2017 and September 30, 2017, ViaOne provided additional funding in the form of a short-term loan of $84,880 to be repaid no later than May 1, 2018 and the loan held its interest at the rate of 12% per annum.

As of December 31, 2017, ViaOne provided additional funding in accordance with the extension of the Note Purchase Agreement on an as-needed basis and would continue to provide funding until one million dollars has been exhausted. As of December 31, 2018, the total amount we owed to ViaOne was $1,316,484.

On January 8, 2018, the Company executed the fourth amendment (the “Amendment”) the Note which was originally issued to ViaOne on November 30, 2016. The Amendment included a provision, whereby ViaOne would have the opportunity to convert all or part of the Note into common stock of the Company at the Conversion Rate as defined in the following formula:

Conversion Rate =	Conversion Amount x125%
Conversion Price

Conversion Amount means, with respect to the Note, the dollar amount of the Note that is being converted into shares of the Company’s common stock. “Conversion Price” means, with respect to the Note, the lower of (i) $0.05 per share; or (ii) the lower of the VWAP of the common stock on the Trading Day prior to the Conversion Date or the VWAP of the common stock on the Conversion Date, subject to change as set forth in the Amendment. The Note now effectively has the same terms as the Company’s Series D Preferred Stock.

On September 27, 2018, the Company and ViaOne entered into a Line of Credit Agreement (the “LOC Agreement”), pursuant to which the Company issued a secured promissory note (the “Promissory Note”) with the initial principal amount of $25,000 to ViaOne in exchange for a loan of $25,000 (the “Initial Loan Amount”). In accordance with this Agreement, the Company may request ViaOne to provide loans of up to $250,000, including the Initial Loan Amount, and ViaOne has the right to decide whether it will honor such request. The Initial Loan Amount shall become due on September 30, 2019 (the “Maturity Date”) and bears an interest rate of 8.0% per annum. The unpaid principal and interest of the Promissory Note after the Maturity Date shall accrue interest at a rate of 18.0% per annum. The principal amount of the Promissory Note may increase from time to time up to $250,000 in accordance with the terms and conditions of the Agreement. In connection with the Agreement and Promissory Note, the Company and ViaOne executed a security agreement dated September 27, 2018 whereby the Company granted ViaOne a security interest in all of its assets, including without limitation cash, inventory, account receivables, real property and intellectual properties, to secure the repayment of the loans made pursuant to the LOC Agreement and Promissory Note.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

Shares Eligible for Future Sale

As of March 12, 2019, we had 53,988,755 shares of our common stock issued and outstanding, a breakdown of which follows:

●	36,733,617 shares are freely tradable without restrictions (commonly referred to as the “public float”)

●	17,255,138 shares are currently subject to the restrictions and sale limitations imposed by Rule 144.

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

On May 23, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 657,895 of the Company’s common stock.

On June 19, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 1,234,756 of the Company’s common stock.

On July 9, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 1,250,000 of the Company’s common stock.

On July 24, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 1,467,391 of the Company’s common stock.

On September 25, 2018, RedDiamond converted 6.50 shares of Series D Preferred Stock into 1,450,893 of the Company’s common stock.

On October 16, 2018, RedDiamond converted 6.50 shares of Series D Preferred Stock into 1,377,119 of the Company’s common stock.

On November 1, 2018, RedDiamond converted 6.34 shares of Series D Preferred Stock into 792,750 of the Company’s common stock.

On November 6, 2018, Lincoln Acquisition converted 17,314 shares of Preferred B Stock into 3,462,800 of the Company’s common stock.

On November 13, 2018, RedDiamond converted 6 shares of Series D Preferred Stock into 1,027,397 of the Company’s common stock.

On November 29, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 961,538 of the Company’s common stock.

On November 29, 2018, HGT converted $6,978 of a convertible note into 1,655,594 shares of the Company’s common stock.

On December 14, 2018, Lincoln Acquisition converted 20,000 shares of Preferred B Stock into 4,000,000 of the Company’s common stock.

On December 21, 2018, RedDiamond converted 10 shares of Series D Preferred Stock into 1,811,594 of the Company’s common stock.

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

ITEM 7. Management’s Discussion and Analysis

Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2018. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months from the date of issuance of these financial statements unless we obtain additional capital to pay our bills. This is because we have generated little revenue although revenue is anticipated to grow as we have completed the development of our website, sourced out suppliers for products to sell and sourced out customers to buy our products. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company and the revenue we generate from the sales of our products. We must raise cash to continue our project and build our operations.

Plan of Operation – Milestones

We are at an early stage of our new business operations. Over the next twelve months, our primary target milestones include:

1	Continue to achieve substantial growth within our Minecraft division. This is a profitable cost center for us and we expect the continued growth of our existing server, good-gaming.com as well as the re-launch of our acquired servers minecade.com and olimpocraft.com which we expect will contribute substantially to our profitability. Additionally, we will look to expand this division into other avenues.

2	Launch an in-person gaming product. We expect to launch this product in the second quarter of 2018 and anticipate substantial growth by the end of 2019.

3	Continue to evaluate opportunities which have synergies to our existing business line.

4	Anticipate sustainable financial profitability in 2019.

Limited operating history and need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance relating to our new business direction. We have generated little revenue. We cannot guarantee we will be successful in our business operations. Our business is subject to the risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Results of Operations

December 31, 2018 as compared to December 31, 2017

●	Working Capital

	December 31, 2018	December 31, 2017
Current Assets	$22,449	$61,737
Current Liabilities	$2,116,954	1,711,488
Working Capital (Deficit)	$(2,094,505)	$(1,649,751)

●	Operating Revenues

We have generated $109,575 in revenue in 2018 and $38,090 in revenue in the fiscal year of 2017, which reflects an increase of $71,485 or 100%.

●	Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2018 were $990,445 compared with $988,225 for the year ended December 31, 2017. The increase of $2,221 in operating expenses was attributed to an increase in depreciation and amortization of assets in 2017 and contract labor and professional fees for day to day operations.

During the year ended December 31, 2018, the Company recorded a net loss of $991,693 compared with a net loss of $1,379,647 for the year ended December 31, 2017. The decrease of $387,954 in net loss was attributed to the change in value of the Company’s derivative liabilities and gain on debt settlement.

●	Liquidity and Capital Resources

As of December 31, 2018, the Company’s cash balance consisted of $12,449 compared to cash balance of $61,037 as of December 31, 2017. The decrease in the cash balance was attributed to the financing that we received for day-to-day activities. As of December 31, 2018, the Company had $501,302 in assets compared to total assets of $821,897 as at December 31, 2017. The decrease in assets was attributable to the amortization of the assets purchased during the acquisition of Good Gaming, Inc.

As of December 31, 2018, the Company had total liabilities of $2,116,954 compared with total liabilities of $1,711,488 as of December 31, 2017. The increase in liabilities was attributable to increase in financing and in derivative liabilities.

As of December 31, 2018, the Company has a working capital deficit of $2,094,505 compared with a working capital deficit of $1,649,751 as of December 31, 2017 with the increase in the working capital deficit attributed to an increase in financing the Company received for day to day operating costs.

Cash flow from Operating Activities

During the year ended December 31, 2018, the Company used $739,684 of cash for operating activities compared to the use of cash in an amount of $797,107 for operating activities during the year ended December 31, 2017. The decrease of $57,423 in the use of cash for operating activities was attributed to change in the Fair Value of Derivative Liabilities and Gain on debt settlement.

Cash flow from Investing Activities

During the years ended December 31, 2018, the Company had $26,250 in cash used in investing activities compared to $1,552 for the year ended December 31, 2017. The increase of $24,698 was due to the Company purchasing MineCade, Olimpo, and HardCore servers.

Cash flow from Financing Activities

During the year ended December 31, 2018, the Company received $739,684 of proceeds from financing activities compared to $811,796 during the year ended December 31, 2017. The decrease of $94,450 in proceeds from financing activities was due to the sale of preferred stock.

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

Future Financings

We will continue to rely on equity sales of our preferred shares in order to continue to fund our business operations. Issuance of additional shares will result in dilution to existing stockholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Good Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Good Gaming, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing and opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2016

Bayville, NJ

April 1, 2019

Good Gaming, Inc.

Balance Sheets

(Expressed in U.S. Dollars)

	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and Cash Equivalents	$12,449	$61,037
Prepaid expenses- related party	10,000	-
Due from Affiliate	-	700
Total Current Assets	22,449	61,737

Furniture and Equipment, Net	28,853	10,160
Gaming Software, Net	450,000	750,000
TOTAL ASSETS	$501,302	$821,897
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$111,973	$105,544
Derivative Liability	574,797	570,643
Notes Payable- related party	13,440	13,440
Convertible Debentures, current	100,260	183,065
Notes Payable - ViaOne Services	1,316,484	838,796
Total Current Liabilities	2,116,954	1,711,488

Total Liabilities	2,116,954	1,711,488

Stockholders’ Deficit
Series A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8

Series B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 69,197 and 164,781 Shares, respectively	69	165

Series C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 and 1 Shares, respectively	1	1

Series D Preferred Stock
Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 6 and 105 Shares, respectively	1	1

Common Stock
Authorized: 100,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 49,717,922 and 2,881,424 Shares, respectively	49,718	2,881

Additional Paid-In Capital	4,215,264	3,996373
Accumulated Deficit	(5,880,713)	(4,889,020)
Total Stockholders’ Deficit	(1,615,652)	(889,591)
TOTAL LIABILITIES & DEFICIT	$501,302	$821,897

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statement of Operations

(Expressed in U.S Dollars)

	For the Years Ended December 31,
	2018	2017
Revenues	$109,575	$38,090
Cost of Revenues	29,943	83,225
Gross Profit	79,632	(45,135)

Operating Expenses
General & Administrative	110,323	150,250
Contract Labor	112,963	361,720
Payroll Expense	41,986	23,917
Depreciation and Amortization Expense	307,557	242,816
Professional Fees	417,616	209,522
Total Operating Expenses	990,445	988,225
Operating Loss	(910,813)	(1,033,360)
Other Income (Expense)
Loss on Stock Conversion	$(75,395)	-
Gain in Debt Settlement	40,000	-
Interest Income	-	1,000
Interest Expense	(21,958)	(5,249)
Gain (Loss) on Change in Fair Value of Derivative Liability	(23,527)	(342,038)
Total Other Income (Loss)	(80,880)	(346,287)
Net Loss Before Discontinued Operations	(991,693)	(1,379,647)
Discontinued Operations	-	-
Net Loss	$(991,693)	$(1,379,647)

Net Loss Per Share, Basic and Diluted	$(0.01)	$(0.60)

Weighted Average Shares Outstanding	24,158,309	2,301,961

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Cash Flows

(Expressed in U.S Dollars)

	For the Years Ended December 31,
	2018	2017
Operating Activities

Net Loss From Continuing Operations	$(991,693)	$(1,379,647)

Adjustments To Reconcile Net Loss to
Net Cash Used In Operating Activities- Continuing Operations
Depreciation and Amortization	307,557	242,816
Gain on Debt Settlement	(40,000)	-
Change In Fair Value Of Derivative Liability	(23,527)	342,038
Changes in operating assets and liabilities
Note Receivable	-	10,500
Due from Affiliate	700	(700)
Prepaid Expenses	(10,000)	-
Accounts Payable and Accrued Liabilities	17,279	(12,114)

Net Cash Provided By (Used in) Operating Activities- Continuing Operations	(739,684)	(797,107)
Net Cash Provided By (Used in) Operating Activities- Discontinued Operations	-	-

Investing Activities

Purchase Of Equipment	(26,250)	(1,552)

Net Cash Provided By (Used in) Investing Activities	(26,250)	(1,552)

Financing Activities

Proceeds From Convertible Debentures	-	18,000
Proceeds From Sale Of Preferred Stock Series D	105,000	105,000
Repayments of Preferred Stock Series D	(63,241)	-
Due To ViaOne Services	675,587	688,796

Net Cash Provided By (Used In) Financing Activities	717,346	811,796

Change in Cash and Cash Equivalents	(48,588)	13,137

Cash and Cash Equivalents, Beginning Of Year	61,037	47,900

Cash and Cash Equivalents, End Of Year	$12,449	$61,037

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Common Shares Issued for Conversion Of Debt	$290,134	$293,229
Conversion of Loan to ViaOneDebt Discount Due To Beneficial Conversion Feature	$-	$-
Shares Issued For Acquisition Of Software	$-	$-

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Stockholders’ Deficit

(Expressed in U. S. Dollars)

	Preferred Stock										Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	7,500	$8	161,529	$162	1	$1	-	$-	1,999,990	$2,000	$3,925,738	$(3,509,373)	$418,536
Shares issued for conversion of debt	-	-	-	-	-	-	-	-	501,413	501	(33,986)	-	(33,485)
Conversion of common shares to preferred shares	-	-	500	1	-	-	-	-	(70,000)	(70)	69	-	-
Conversion of preferred shares to common shares	-	-	(2,248)	(3)	-	-	-	-	450,021	450	(447)	-	-
Issuance of Series B Shares	-	-	5,000	5	-	-	-	-	-	-	-	-	5
Issuance of Series D Shares	-	-	-	-	-	-	105	1	-	-	104,999	-	105,000
Net Loss for the year	-	-	-	-	-	-	-	-	-	-	-	(1,379,647)	(1,379,647)
Balance, December 31, 2017	7,500	8	164,781	165	1	1	105	1	2,881,424	2,881	3,996,373	(4,889,020)	(889,591)

Conversion of Series B preferred shares to common shares	-	-	(95,584)	(96)	-	-	-	-	19,116,800	19,117	(19,021)	-	-
Conversion of Series D preferred shares to Common Shares	-	-	-	-	-	-	(160)	(1)	15,023,505	15,024	(155,375)	-	(140,352)
Conversion of Series D preferred shares to Cash	-	-	-	-	-	-	(44)	-			-		-
Conversion of ViaOne Loan to Common Stocks	-	-	-	-	-	-	-	-	8,333,333	8,333	191,667		200,000
Conversion of Iconic Note 1 & 2	-	-	-	-	-	-	-	-	2,707,266	2,708	80,448		83,156
Conversion of HGT Convertible Note	-	-	-	-	-	-	-	-	1,655,594	1,655	16,173		$17,828
Issuance of Series B Shares	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Series D Shares	-	-	-	-	-	-	105	1	-	-	104,999	-	105,000
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	(991,693)	(991,693)

Balance December 31, 2018	7,500	$8	69,197	$69	1	$1	6	$1	49,717,922	$49,718	$4,215,264	$(5,880,713)	$(1,615,652)

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Notes to the Financial Statements

(expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

Good Gaming, Inc. (Formerly HDS International Corp.) (the “Company”) was incorporated on November 3, 2008 under the laws of the State of Nevada. The Company is a leading tournament gaming platform and online destination targeting over 250 million e-sports players and participants worldwide that want to compete at the high school or college level. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any substantial revenue to date. Beginning in 2018, the Company began deriving revenue by providing transaction verification services within the digital currency networks of cryptocurrencies. However, on December 12, 2018, the Company discontinued such transaction verification services by dissolving Crypto Strategies Group, Inc., its wholly-owned subsidiary.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2018, the Company had a working capital deficiency of $2,094,505 and an accumulated deficit of $5,880,713. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Reverse Stock Split

On February 17, 2017, the Board of Directors of the Company approved a reverse split of its common and preferred shares on a 1 for 1,000 basis. The Articles of Incorporation were amended decreasing the authorized common shares from 2,000,000,000 to 100,000,000 and decreasing the authorized preferred shares from 450,000,000 to 2,250,000. A special meeting of the Company’s shareholders was not required since written consent was obtained by the stockholders who held the majority of the outstanding voting stock. The Reverse Stock Split became effective on June 14, 2017.

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

Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature.

Intangible Assets

Intangible assets are carried at the purchased cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2018 and December 31, 2017, the Company had 10,000,000 and 8,779,119 potentially dilutive shares from outstanding convertible debentures, respectively.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision. Our policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of the income tax provision. The Company has no liability for uncertain tax positions. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of the income tax provision. The Company has no liability for uncertain tax positions.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at December 31, 2018 and 2017 as follows:

Description	Fair Value Measurements at December 31, 2018 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$574,797	$-	$-	$574,797
Total	$574,797	$-	$-	$574,797

Description	Fair Value Measurements at December 31, 2017 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$570,643	$-	$-	$570,643
Total	$570,643	$-	$-	$570,643

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the Statements of Operations and are expensed as incurred. The Company incurred $55,838 in advertising and promotion expenses in the year ended December 31, 2018.

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

The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard, as amended, is effective for annual periods beginning December 15, 2017. The Company adopted the ASI on January 1, 2018 and the adoption did not have a material impact on the Company’s financial statements and related disclosures.

The Company has implemented all other new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Other Assets

Furniture and fixtures consisted of the following:

	December 31,
	2018	2017
Computers	$39,226	$14,992
Accumulated Depreciation	(10,373)	(4,832)
	$28,853	$10,160

Depreciation expense for the years ended December 31, 2018 and 2017 was $7,557 and $2,816, respectively.

On February 17, 2016, the Company acquired Good Gaming’s assets including intellectual property, trademarks, software code, equipment and other from CMG Holdings Group, Inc. The Company valued the software purchased at $1,200,000. The software has a useful life of 5 years. Amortization for the years ended December 31, 2018 and 2017 was $300,000 and $240,000, respectively. During the 4th Quarter of 2018, the Company assessed the useful life of the software and determined that remaining useful life was 1.25 years. As such, the Company prospectively is amortizing the Software through December 31, 2019. The software consisted of the following:

	December 31,
	2018	2017
Software	$1,200,000	$1,200,000
Accumulated Amortization	(750,000)	(450,000)
	$450,000	$750,000

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

On April 15, 2015, the Company issued a convertible debenture with the principal amount of $100,000 to HGT Capital, LLC (“HGT”), a non-related party. During the quarter ended June 30, 2015, the Company received the first $50,000 in payment. The remaining $50,000 payment would be made at the request of the borrower. No additional payments have been made as of September 30, 2018. Under the terms of the debentures, the amount was unsecured and was due on October 16, 2016. The note is currently in default and bears an interest of 22% per annum. It was convertible into shares of common stock any time after the maturity date at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company’s common stock for the thirty trading days ending one trading day prior to the date the conversion notice was sent by the holder to the Company. On September 21, 2018, the Company entered into a modification agreement with HGT with respect to the convertible promissory note which has a balance of $107,238. Pursuant to such modification agreement, all defaults were waived and it was agreed that such note will convert at a 25% discount to the market rather than the default rate. HGT also agreed to certain sale restrictions which limit the amount of shares that they can sell in any month for the next three months. HGT also agreed to dismiss, with prejudice, the lawsuit that it had filed against the Company.

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

5. Derivative Liabilities

The following inputs and assumptions were used to value the convertible debentures outstanding during the years ended December 31, 2018 and December 31, 2017:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 381.8% and 431.5% at December 31, 2018 and 2017, respectively. The risk free rate was 2.45% and 1.81% at December 31, 2018 and 2017, respectively. The expected life was one year and the dividend yield was 0% for each year.

A summary of the activity of the derivative liability is shown below:

Balance, December, 2016	$228,605
Change in value	342,038
Balance, December 31, 2017	570,643
Change in value	4,154
Balance, December 31, 2018	$574,797

6. Common Stock

Equity Transactions for the Year Ended December 31, 2017:

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

Equity Transactions for the Year Ended December 31, 2018:

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

On May 23, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 657,895 of the Company’s common stock.

On June 19, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 1,234,756 of the Company’s common stock.

On July 9, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 1,250,000 of the Company’s common stock.

On July 24, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 1,467,391 of the Company’s common stock.

On September 25, 2018, RedDiamond converted 6.50 shares of Series D Preferred Stock into 1,450,893 of the Company’s common stock.

On October 16, 2018, RedDiamond converted 6.50 shares of Series D Preferred Stock into 1,377,119 of the Company’s common stock.

On November 1, 2018, RedDiamond converted 6.34 shares of Series D Preferred Stock into 792,750 of the Company’s common stock.

On November 6, 2018, Lincoln Acquisition converted 17,314 shares of Preferred B Stock into 3,462,800 of the Company’s common stock.

On November 13, 2018, RedDiamond converted 6 shares of Series D Preferred Stock into 1,027,397 of the Company’s common stock.

On November 29, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 961,538 of the Company’s common stock.

On November 29, 2018, HGT converted $6,978 of a convertible note into 1,655,594 shares of the Company’s common stock.

On December 14, 2018, Lincoln Acquisition converted 20,000 shares of Preferred B Stock into 4,000,000 of the Company’s common stock.

On December 21, 2018, RedDiamond converted 10 shares of Series D Preferred Stock into 1,811,594 of the Company’s common stock.

7. Preferred Stock

Our Articles of Incorporation authorize us to issue up to 2,250,350 shares of preferred stock, $0.001 par value. Of the 2,250,000 authorized shares of preferred stock, the total number of shares of Series A Preferred Shares the Corporation shall have the authority to issue is Two Hundred Forty Nine thousand Nine Hundred Ninety Nine (249,999), with a stated par value of $0.001 per share, the total number of shares of Series B Preferred Shares the Corporation shall have the authority to issue is Two Million (2,000,000), with a stated par value of $0.001 per share and the total number of shares of Series C Preferred Shares the Corporation shall have the authority to issue is One (1), with a stated par value of $0.001 per share. Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors’ power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of December 31, 2018, we had 7,500 shares of our Series A preferred stock issued and outstanding. As of December 31, 2018, we had 69,197 shares of Series B preferred stock issued and outstanding. As of December 31, 2018, we had 1 shares of Series C Preferred Stock issued and outstanding. At December 31, 2018, we had 6 Share of Series D Preferred Stock issued and outstanding.

The 7,500 issued and outstanding shares of Series A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each Series A Preferred Share. The 69,197 issued and outstanding shares of Series B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each Series B Preferred Share. If all of our Series A Preferred Stock and Series B Preferred Stock are converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 13,989,400 shares.

The 1 issued and outstanding shares of Series C Preferred Stock has voting rights equivalent to 51% of all shares entitled to vote and is held by ViaOne Services LLC, a Company controlled by our CEO.

The 6 issued and outstanding shares of Series D Preferred Stock as of December 31, 2018 are convertible into shares of common stock at a rate of 125% of the conversion amount at a price that is the lower of 110% of the volume weighted average price (“VWAP”) of the common stock on the closing date, the VWAP of the common stock on the conversion date or the VWAP of the common stock on the date prior to the conversion date. Series D Preferred Stock is convertible beginning 6 months from the issue date. On September 21, 2018, RedDiamond modified the agreement with the Company. RedDiamond and the Company agreed that the Preferred Shares shall convert into Common Stock (the “Conversion Shares”) at the lower of the Fixed Conversion Price ($.06) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion; for the avoidance of doubt, RedDiamond has not waived its right to the 25% Conversion Premium as defined in the COD. The Company shall have the obligation to redeem 46.531 of the Preferred Shares (which represents 50% of the Preferred Shares owned by RedDiamond) at 110% of the Stated Value of $46,531 by making three equal payments of $17,061 on October 15, 2018, November 15, 2018 and December 15, 2018. On December 31, 2018, The Company had 6 shares of Preferred Stocks.

The Series A, Series B, Series C and Series D have a liquidation preference to the common shareholders.

8. Warrant

In connection with the $100,000 convertible debenture issued to HGT, the Company issued HGT a warrant to purchase 100,000 shares of the Company’s common stock at $1.00 per share. This warrant was not exercised as of December 31, 2018, is exercisable through April 15, 2020 and had a remaining life of 1.29 years as of December 31, 2018. The intrinsic value of the warrant at December 31, 2018 was zero as the exercise price exceeded the closing stock price.

9. Related Party Transactions

On or around April 7, 2016, Silver Linings Management, LLC funded the Company $13,440 in the form of convertible debentures secured by certain high-powered gaming machines purchased from XIDAX. Such note bears interest at a rate of 10% per annum payable in cash or kind at the option of the Company matures on April 1, 2018, and is convertible into Series B Preferred shares at the option of the holder at any time. On January 08, 2019, Silver Linings Management converted their Series B Preferred share stocks into Common Stocks.

On November 30, 2016, ViaOne purchased a Secured Promissory Note equal to a maximum initial principal amount of $150,000 issued by the Company to ViaOne. As additional advances were made by ViaOne to the Company, the principal amount of the Note was increased to $225,000 and $363,000 by amendments dated January 31, 2017 and March 1, 2017, respectively.

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

On September 1, 2017, the Company executed an amended Employee Services Agreement with ViaOne which stipulated that ViaOne would continue providing to the Company services relating to the Company’s human resources, marketing, advertising, accounting and financing for a monthly management fee of $25,000. This agreement was amended on January 1, 2018 to continue until December 31, 2018. The accrued monthly management fees, $100,000 at December 31, 2017, are convertible by ViaOne into the Company’s common stock at a rate of 125% of the accrued fees at a conversion price of (i) $0.05 per share; or (ii) the volume weighted adjusted price (“VWAP”) of the common stock on the 14th day of each month if the 14th of that month is a trading day. In the event the 14th day of a month falls on a Saturday, Sunday, or a trading holiday, the VWAP of the Common Stock will be valued on the last trading day before the 14th day of the month.

On September 27, 2018, the Company and ViaOne, entered into a Line of Credit Agreement (the “LOC Agreement”), pursuant to which the Company issued a secured promissory note with the initial principal amount of $25,000 to ViaOne in exchange for a loan of $25,000 (the “Initial Loan Amount”). In accordance with this Agreement, the Company may request ViaOne to provide loans of up to $250,000, including the Initial Loan Amount, and ViaOne has the right to decide whether it will honor such request. The Initial Loan Amount shall become due on September 30, 2019 (the “Maturity Date”) and bears an interest rate of 8.0% per annum. The unpaid principal and interest of the Promissory Note after the Maturity Date shall accrue interest at a rate of 18.0% per annum. The principal amount of the Promissory Note may increase from time to time up to $250,000 in accordance with the terms and conditions of the Agreement. In connection with the Agreement and Promissory Note, the Company and ViaOne executed a security agreement dated September 27, 2018 whereby the Company granted ViaOne a security interest in all of its assets, including without limitation cash, inventory, account receivables, real property and intellectual properties, to secure the repayment of the loans made pursuant to the Agreement and Promissory Note.

At December 31, 2018, the total amount owed to ViaOne was $1,316,484.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

The prepaid expenses are an insurance policy purchased from a related Company.

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

The significant components of deferred income tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	2018	2017
Net Operating Loss Carryforward	$2,598,828	$1,607,135
Valuation allowance	(2,598,828)	$(1,607,135)
Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of Canada (federal and provincial statutory rates) and of the United States (federal and state rates) of 21% and 35%, respectively, to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2018	2017
Income tax recovery at statutory rate	$217,006	$217,006
U.S. Tax Reform Act	(80,329)	(80,329)
Valuation allowance change	(136,677)	$(136,677)
Provision for income taxes	$-	$-

11. Commitments and Contingencies

HGT had filed a lawsuit against the Company, claiming breach of contract due to a default on a $50,000 junior loan made by HGT to HDS International Corp., our predecessor, in 2015. The Company retained counsel to represent it on this matter and responded with affirmative defenses in the Supreme Court of New York. Oral argument on HGT’s motion for summary judgment was held on May 31, 2018. The Court reserved the decision. On September 21, 2018, the Company entered into a modification agreement with HGT with respect to the convertible promissory note which has a balance of $107,238. Pursuant to such modification agreement, all defaults were waived and it was agreed that such note will convert at a 25% discount to the market rather than the default rate. HGT also agreed to certain sale prohibitions which limit the amount of shares that they can sell in any month for the next three months. As a result of the modification agreement, HGT withdrew, with prejudice, the lawsuit that it had filed against the Company.

12. Acquisition and Discontinued Operations

On March 21, 2018, the Company announced the acquisition of Crypto Strategies Group, Inc. for consideration of $500. The Company intended to diversify its business and enter into the cryptocurrency market through such acquisition. As the acquisition was between entities under common control with the Company, the assets and liabilities were recorded at their carrying amount on the date of transfer. On the date of transfer, Crypto Strategies Group, Inc. had no assets or liabilities.

On December 12, 2018, the Company dissolved Crypto Strategies Group, Inc. and the net liabilities were assumed by a related party. The following summarizes the operations of Crypto Strategies Group, Inc.

	December 31,
	2018	2017
Revenues	$28,261	$-

Operating Expenses	44,819	-

Loss from Operations of Discontinued Operations	(16,558)	-

Gain on Disposal	16,558	-

Loss from Discontinued Operations	$-	$-

13. Subsequent Events

On January 2, 2019, Lincoln Acquisition converted 200 shares of Preferred B Stock into 3,750,000 of the Company’s common stock.

On January 9, 2019, RedDiamond converted its remaining six (6) shares of Series D Preferred Stock into 520,833 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective until December 31, 2018.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 using the criteria established in “Internal Control - Integrated Framework (2013) ” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is the important entity-level control over the Company’s financial statements. Currently, the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – Until June 30, 2017, we did not maintain sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. From June 30, 2017 through December 31, 2018, due to the change in corporate officers and board of directors, we have implemented appropriate cash controls and enforced separation of accounting functions to appropriately maintain cash controls.

3.	We implemented appropriate information technology controls – As of December 31, 2018, we retain copies of all financial data and material agreements. There is a formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, we did not maintain effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

The Company has engaged in a business of merit and has sufficient personnel available. Our Board of Directors, in particular, has established the following remediation measures in connection with the aforementioned deficiencies:

1.	Our Board of Directors has nominated a financial expert on our Board of Directors.

2.	We have appointed additional personnel to assist with the preparation of our monthly financial reporting, which includes preparation of the monthly bank reconciliations.

Changes in Internal Control over Financial Reporting

There are no recent changes in internal controls.

ITEM 9B. OTHER INFORMATION DATA

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

David Dorwart, CEO and Director

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

Domenic Fontana, CFO and Director

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

Jordan Majkszak Axt, CMO and Director

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

Eric Brown, COO and Director

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

ITEM 11 EXECUTIVE COMPENSATION

The following tables set forth, for each of the last two completed fiscal years of us, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”). The tables set forth below reflect the compensation of the Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dorwart	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Domenic	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Fontana	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Eric	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Brown	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jordan	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Axt	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Narrative Disclosure to Summary Compensation Table

Other than set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

On April 30, 2018, the holder of one (1) share of Series C Preferred Stock of the Company that entitles such holder to vote a majority of the issued and outstanding voting securities of the Company’s approved by written consent that the Company adopts the 2018 Stock Incentive Plan (the “2018 Plan”) under which the Board may decide at its sole discretion to grant equity awards to certain employees and consultants as set forth in the 2018 Plan. The description of the 2018 Plan does not purport to be complete and is incorporated herein by reference to a current report on form 8-k filed with the Securities and Exchange Commission on May 4, 2018.

Grants of Plan-Based Awards

There were no plan-based awards outstanding as of December 31, 2018.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2018:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
David	0	0	0	-	-	-	-	0	$0
Dorwart

Domenic	0	0	0	-	-	-	-	0	$0
Fontana

Eric	0	0	0	-	-	-	-	0	$0
Brown

Jordan	0	0	0	-	-	-	-	0	$0
Axt

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors as of December 31, 2018.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof. (please advise)

Employment Contracts

As of December 31, 2018, we did not have any employment contracts outstanding.

ITEM 12 SECURITY OWENERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 25, 2019 (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of the date of the respective table. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the date of the respective table is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise noted, the business address of each beneficial owner listed is 415 McFarlan Road, Suite 108, Kennett Square, PA 19348. Except as otherwise indicated, the persons listed below have the sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

As of March 12, 2019, we had 53,988,755 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
David Dorwart(1)	3,869,167	7.17%
Domenic Fontana	0	-
Eric Brown	0	-
Jordan Majkszak Axt	294	*
All officers and directors as a group (four persons)	3,869,461	7.17%

(1)	Held through ViaOne, SilverLinings Management, and Britton Associates in the respective amounts of 1,369,167, 1,500,000 and 1,000,000 shares.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ViaOne, SilverLinings Management, and CMG Holdings each own more that 5% of the company’s stock. The shares owned by ViaOne and SilverLinings Management are deemed to be beneficially owned by our CEO, David Dorwart. No other companies, directors or executive officers, nor any person who owned of record or was known to own beneficially more than 5% of our outstanding shares of common stock, nor any associate or affiliate of such persons or companies, have any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect us.

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

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM

2018	$10,000	BOYLE CPA, LLC
2017	$10,000	BOYLE CPA, LLC

(2)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2018	$-	BOYLE CPA, LLC
2017	$-	BOYLE CPA, LLC

(3)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2018	$-	BOYLE CPA, LLC
2017	$-	BOYLE CPA, LLC

(4)	Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approved all accounting related activities prior to the performance of any services by any accountant or auditor.

(5)	The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

Balance Sheets, as of December 31, 2018 and 2017

Statements of Operations for the years ended December 31, 2018 and 2017

Statements of Cash Flows for the years ended December 31, 2018 and 2017

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2018 and 2017

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof: None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (2)
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
+	Filed herewith

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 4, 2018.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed on March 24, 2009.
(3)	Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-k filed on March 29, 2011.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2019.

Good Gaming, Inc.

By:	/s/ David Dorwart
David Dorwart
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David Dorwart
David Dorwart	Chief Executive Officer and Chairman of the Board	April 1, 2019

/s/ Domenic Fontana
Domenic Fontana	Chief Financial Officer and Director	April 1, 2019

/s/ Jordan Axt
Jordan Axt	Chief Marketing Officer and Director	April 1, 2019

/s/ Eric Brown
Eric Brown	Chief Operating Officer and Director	April 1, 2019

