Form 10-Q
period 2019-03-31
GOOD GAMING, INC.
filed 2019-05-15
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]

(Do not check if smaller reporting company)		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of May 13, 2019, there were 53,988,755 issued and outstanding shares of common stock of the registrant, par value $0.001.

2

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

●	our growth strategies;

●	our anticipated future operations and profitability;

●	our future financing capabilities and anticipated need for working capital;

●	the anticipated trends in our industry;

●	acquisitions of other companies or assets that we might undertake in the future; and

●	current and future competition.

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

3

PART 1

Item 1. Financial Statements

Good Gaming, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and Cash Equivalents	$5,927	$12,449
Prepaid expenses	2,500	10,000
Total Current Assets	8,427	22,449

Property and Equipment, Net	9,506	28,853
Gaming Software, Net	330,000	450,000
TOTAL ASSETS	$347,933	$501,302
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$113,050	$111,973
Derivative Liability	509,362	574,797
Notes Payable	13,440	13,440
Convertible Debentures, current	100,260	100,260
Notes Payable - ViaOne Services	1,422,683	1,316,484
Total Current Liabilities	2,158,795	2,116,954

Total Liabilities	2,158,795	2,116,954

Stockholders’ Deficit
Series A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Series B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 68,997Shares	69	69
Series C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Share	1	1
Series D Preferred Stock
Authorized: Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 0 and 350 Shares, respectively	0	1
Common Stock
Authorized: 100,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 53,988,755 and 49,717,922 Shares, respectively	53,988	49,718
Additional Paid-In Capital	4,210,995	4,215,264
Accumulated Deficit	(6,075,923)	(5,880,713)
Total Stockholders’ Deficit	(1,810,862)	(5,880,713)
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT	$347,933	$501,302

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the three months ended March 31,
	2019	2018
Revenues	$20,781	$34,732
Cost of Revenues	6,561	4,396
Gross Profit	14,220	30,336

Operating Expenses
General & Administrative	11,720	15,205
Contract Labor	22,828	32,426
Payroll Expense	-	26,331
Depreciation and Amortization Expense	122,114	61,217
Professional Fees	93,038	103,097
Total Operating Expenses	249,700	238,276
Operating Loss	(235,480)	(207,940)
Other Income (Expense)
Interest Income	-	-
Interest Expense	(7,932)	(6,595)
Loss on disposal of fixed assets	(17,233)	-
Gain (Loss) on Change in Fair Value of Derivative Liability	65,435	244,950
Total Other Income (Loss)	40,270	238,355

Net Income (Loss)	$(195,210)	$30,415

Net Income (Loss) Per Share, Basic and Diluted	$-	$-

Weighted Average Shares Outstanding	53,853,338	7,293,597

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statements of Cash Flows

(Expressed in U.S Dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Operating Activities

Net Income (Loss)	$(195,210)	$30,415

Adjustments To Reconcile Net Loss to Net Cash Used In Operating Activities
Depreciation and amortization	122,114	61,217
Loss on disposal of fixed assets	17,233
Change In Fair Value Of Derivative Liability	(65,435)	(244,950)
Changes in operating assets and liabilities
Due from Affiliate	-	700
Prepaid expenses	7,500	(2,541)
Accounts Payable and Accrued Liabilities	1,077	14,964

Net Cash Provided By (Used in) Operating Activities	(112,721)	(140,195)

Investing Activities

Purchase of Property and Equipment	-	(26,250)

Net Cash Provided By (Used in) Investing Activities	-	(26,250)

Financing Activities

Repayment of Preferred Stock Series D	-	-
Proceeds From Note Payable	-	-
Proceeds From Sale Of Preferred Stock Series D	-	105,000
Due To ViaOne Services	106,199	101,555

Net Cash Provided By (Used In) Financing Activities	106,199	206,555

Change in Cash and Cash Equivalents	(6,522)	40,110

Cash and Cash Equivalents, Beginning Of Period	12,449	61,037

Cash and Cash Equivalents, End Of Period	$5,927	$101,147

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Common Shares Issued for Conversion Of Debt	$-	$265,155
Shares Issued For Acquisition Of Software	$-	$-

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

Derivative Liability

From time to time, the Company may issue equity instruments that may contain an embedded derivative instrument which may result in a derivative liability. A derivative liability exists on the date the equity instrument is issued when there is a contingent exercise provision. The derivative liability is recorded at its fair value calculated by using an option pricing model. The fair value of the derivative liability is then calculated on each balance sheet date with the corresponding gains and losses recorded in the statement of operations.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2019 and December 31, 2018, the Company had 13,949,401 and 9,607,460 potentially dilutive shares from outstanding convertible debentures, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as at March 31, 2019 and 2018 as follows:

Description	Fair Value Measurements at March 31, 2019 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$509,362	$-	$-	$509,362
Total	$509,362	$-	$-	$509,362

Description	Fair Value Measurements at March 31, 2018 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$325,693	$-	$-	$325,693
Total	$325,693	$-	$-	$325,693

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $2,420 in advertising and promotion expenses in the three months ended March 31, 2019.

Revenue Recognition

The Company recognizes revenues when there is persuasive evidence of an arrangement, the product or service has been provided to the customer, the collection of our fees is reasonably assured and the amount of fees to be paid by the customer is fixed or determinable. Revenues primarily include revenues from microtransactions. Microtransaction revenues are derived from the sale of virtual goods to the Company’s players. Proceeds from the sales of virtual goods directly are recognized as revenues when a player uses the virtual goods.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). This new standard is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods, with early adoption permitted. We adopted this new standard effective January 1, 2019. Adoption did not have any effect on the Company as it does not have any leases.

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

3. Other Assets

Property and Equipment consisted of the following:

	March 31,
	2019	2018
Computers and servers	$19,242	$39,226

Bitmining machines	-	118,500

	$19,242	$157,726

Accumulated Depreciation	(9,736)	(4,033)

	$9,506	$153,693

Depreciation expense for the three months ended March 31, 2019 and 2018 was $2,114 and $1,217, respectively.

In March of 2019, the Company discontinued Minecade and Olimpo servers and decided to focus on Minecraft servers. The Company recognized a loss of $17,233 on the disposal of these servers.

On February 17, 2016, the Company acquired Good Gaming’s assets including intellectual property, trademarks, software code, equipment and other from CMG Holdings Group, Inc. The Company valued the software purchased at $1,200,000. The software has a useful life of 5 years. During the three months ended March 31, 2018, the Company acquired two additional software servers for $26,250. During the 4th Quarter of 2018, the Company assessed the useful life of the software and determined that remaining useful life was 1.25 years. As such, the Company prospectively is amortizing the software through December 31, 2019. Amortization for the three months ended March 31, 2019 and 2018 was $120,000 and $60,000, respectively.

The software consisted of the following:

	March 31,
	2018	2018
Software	$1,200,000	$1,200,000

Accumulated Amortization	(870,000)	(510,000)

	$330,000	$690,000

4. Debt

Convertible Debentures

On April 1, 2015, we entered into a transaction with Iconic Holdings (“Iconic”) whereby Iconic agreed to provide up to $600,000 through a structured convertible promissory note (the “2015 Iconic Note”), with funds to be received in tranches. The note bears interest of 10% and was due April 1, 2016. The initial proceeds of $40,000 was received on April 9, 2015, with $30,000 remitted and delivered to us, $4,000 retained by Iconic as an original issue discount, and $6,000 retained by Iconic for legal expenses. On February 17, 2016 as part of a settlement between Iconic and the Company, the 2015 Iconic Note along with a remaining balance of $8,300 from former JABRO-Asher notes were restructured to a principal amount of $25,000 with a due date of June 18, 2017 and an interest rate of 0%. Iconic is subject to strict lock-up and leak-out provisions. Additionally, as part of the February 2016 settlement with Iconic, Iconic funded $100,000 new debentures (the “$100,000 Convertible Promissory Note”) due August 2018 bearing 0% interest with the lender subject to strict lock-up and leak-out provisions. On June 27, 2017, Iconic’s $100,000 Convertible Promissory Note issued on February 18, 2016 was amended to reflect an amendment of the conversion price from $.10 cents to $.08 cents per share of common stock. On July 5, 2017, Iconic converted $15,895 of its $100,000 Convertible Promissory Note. On July 25, 2017, Iconic converted $18,950 of its $100,000 Convertible Promissory Note. On January 23, 2018, Iconic converted $65,155 of its $100,000 Convertible Promissory Note. Accordingly, the $100,000 Convertible Promissory Note issued on February 18, 2016 was fully converted into 1,250,001 shares of the Company’s common stock.

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

The following inputs and assumptions were used to value the convertible debentures outstanding during the years ended March 31, 2019 and March 31, 2018:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 206.9% and 198.7% at March 31, 2019 and 2018, respectively. The risk free rate was 2.43% and 2.12% at March 31, 2019 and 2018, respectively. The expected life was one year and the dividend yield was 0% for each year.

A summary of the activity of the derivative liability is shown below:

Balance, March, 2017	$153,816
Change in value	171,877
Balance, March 31, 2018	325,693
Change in value	183,669
Balance, March 31, 2019	509,362

6.	Common Stock

Share Transactions for the Year Ended December 31, 2018:

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

On April 17, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 609,756 shares of the Company’s common stock.

On April 23, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 806,452 shares of the Company’s common stock.

On May 9, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 1,020,408 shares of the Company’s common stock.

On May 23, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 657,895 shares of the Company’s common stock.

On June 19, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 1,234,756 shares of the Company’s common stock.

On July 9, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 1,250,000 shares of the Company’s common stock.

On July 24, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 1,467,391 shares of the Company’s common stock.

On September 25, 2018, RedDiamond converted 6.50 shares of Series D Preferred Stock into 1,450,893 shares of the Company’s common stock.

On October 16, 2018, RedDiamond converted 6.50 shares of Series D Preferred Stock into 1,377,119 shares of the Company’s common stock.

On November 1, 2018, RedDiamond converted 6.34 shares of Series D Preferred Stock into 792,750 shares of the Company’s common stock.

On November 6, 2018, Lincoln Acquisition converted 17,314 shares of Preferred B Stock into 3,462,800 shares of the Company’s common stock.

On November 13, 2018, RedDiamond converted 6 shares of Series D Preferred Stock into 1,027,397 shares of the Company’s common stock.

On November 29, 2018, RedDiamond converted 5 shares of Series D Preferred Stock into 961,538 shares of the Company’s common stock.

On November 29, 2018, HGT converted $6,978 of a convertible note into 1,655,594 shares of the Company’s common stock.

On December 14, 2018, Lincoln Acquisition converted 20,000 shares of Preferred B Stock into 4,000,000 shares of the Company’s common stock.

On December 21, 2018, RedDiamond converted 10 shares of Series D Preferred Stock into 1,811,594 shares of the Company’s common stock.

Share Transactions for the Quarter Ended March 31, 2019:

On January 02, 2019, Lincoln Acquisition converted 200 shares of Preferred B Stock into 3,750,000 shares of the Company’s common stock

On January 10, 2019, RedDiamond converted 6 shares of Series D Preferred Stock into 520,833 shares of the Company’s common stock.

On April 8,2019, HGT Capital transferred 1,655,594 shares of the Company’s common stock to Cede & Co Fast Balance

7.	Preferred Stock

Our Articles of Incorporation authorize us to issue up to 2,250,350 shares of preferred stock, $0.001 par value. Of the 2,250,000 authorized shares of preferred stock, the total number of shares of Series A Preferred Shares the Corporation shall have the authority to issue is Two Hundred Forty Nine thousand Nine Hundred Ninety Nine (249,999), with a stated par value of $0.001 per share, the total number of shares of Series B Preferred Shares the Corporation shall have the authority to issue is Two Million (2,000,000), with a stated par value of $0.001 per share and the total number of shares of Series C Preferred Shares the Corporation shall have the authority to issue is One (1), with a stated par value of $0.001 per share. Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors’ power to set the terms of, and our ability to issue preferred stock, will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of March 31, 2019, we had 7,500 shares of our Series A preferred stock, 68,997 shares of Series B preferred stock, 1 shares of Series C Preferred Stock, and 0 share of Series D Preferred Stock issued and outstanding.

The 7,500 issued and outstanding shares of Series A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each Series A Preferred Share. The 68,997 issued and outstanding shares of Series B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each Series B Preferred Share. If all of our Series A Preferred Stock and Series B Preferred Stock are converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 13,949,400 shares.

The 1 issued and outstanding shares of Series C Preferred Stock has voting rights equivalent to 51% of all shares entitled to vote and is held by ViaOne Services LLC, a Company controlled by our CEO.

The 6 issued and outstanding shares of Series D Preferred Stock as of December 31, 2018 were convertible into shares of common stock at a rate of 125% of the conversion amount at a price that was the lower of 110% of the volume weighted average price (“VWAP”) of the common stock on the closing date, the VWAP of the common stock on the conversion date or the VWAP of the common stock on the date prior to the conversion date. Series D Preferred Stock was convertible beginning 6 months from the issue date. On September 21, 2018, RedDiamond modified the agreement with the Company. RedDiamond and the Company agreed that the Preferred Shares were convertible into Common Stock (the “Conversion Shares”) at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion; for the avoidance of doubt, RedDiamond had not waived its right to the 25% Conversion Premium as defined in the COD. The Company had the obligation to redeem 46.531 of the Preferred Shares (which represents 50% of the Preferred Shares owned by RedDiamond) at 110% of the Stated Value of $46,531 by making three equal payments of $17,061 on October 15, 2018, November 15, 2018 and December 15, 2018. On January 10, 2019, The RedDiamond converted last 6 shares of Series D Preferred Stock into the Company’s common stock.

The holders of Series A, Series B, Series C and Series D have a liquidation preference to the common shareholders.

8.	Warrant

In connection with the $100,000 convertible debenture issued to HGT Capital, LLC (“HGT”), the Company issued HGT a warrant to purchase 100,000 shares of the Company’s common stock at $1.00 per share. This warrant was not exercised as of March 31, 2019, is exercisable through April 15, 2020 and had a remaining life of 1.04 years as of March 31, 2019. The intrinsic value of the warrant at March 31, 2019 was zero as the exercise price exceeded the closing stock price on March 31, 2019.

9.	Related Party Transactions

On or around April 7, 2016, Silver Linings Management, LLC funded the Company $13,440 in the form of convertible debentures secured by certain high-powered gaming machines purchased from XIDAX. Such note bore the interest at a rate of 10% per annum, payable in cash or kind at the option of the Company, matured on April 1, 2018, and was convertible into Series B Preferred shares at the option of the holder at any time. On January 08, 2019, Silver Linings Management converted their Series B Preferred share stocks into Common Stocks.

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

On September 1, 2017, the Company executed an amended Employee Services Agreement with ViaOne which stipulated that ViaOne would continue providing to the Company services relating to the Company’s human resources, marketing, advertising, accounting and financing for a monthly management fee of $25,000. This agreement was amended on January 1, 2018. The accrued monthly management fees, $100,000 at December 31, 2017, are convertible by ViaOne into the Company’s common stock at a rate of 125% of the accrued fees at a conversion price of (i) $0.05 per share; or (ii) the volume weighted adjusted price (“VWAP”) of the common stock on the 14th day of each month if the 14th of that month is a trading day. In the event the 14th day of a month falls on a Saturday, Sunday, or a trading holiday, the VWAP of the Common Stock will be valued on the last trading day before the 14th day of the month.

On September 27, 2018, the Company and ViaOne, entered into a Line of Credit Agreement (the “LOC Agreement”), pursuant to which the Company issued a secured promissory note with the initial principal amount of $25,000 to ViaOne in exchange for a loan of $25,000 (the “Initial Loan Amount”). In accordance with this Agreement, the Company may request ViaOne to provide loans of up to $250,000, including the Initial Loan Amount, and ViaOne has the right to decide whether it will honor such request. The Initial Loan Amount shall become due on September 30, 2019 (the “Maturity Date”) and bears an interest rate of 8.0% per annum. The unpaid principal and interest of the Promissory Note after the Maturity Date shall accrue interest at a rate of 18.0% per annum. The principal amount of the Promissory Note may increase from time to time up to $250,000 in accordance with the terms and conditions of the Agreement. In connection with the Agreement and Promissory Note, the Company and ViaOne executed a security agreement dated September 27, 2018 whereby the Company granted ViaOne a security interest in all of its assets, including without limitation, cash, inventory, account receivables, real property and intellectual properties, to secure the repayment of the loans made pursuant to the Agreement and Promissory Note.

At March 31, 2019, the total amount owed to ViaOne Services, was $1,422,683.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

10.	Income Taxes

The Company has a net operating loss carried forward of $2,640,180 available to offset taxable income in future years until the end of the fiscal year of 2030.

The significant components of deferred income tax assets and liabilities at March 31, 2019 and 2018 are as follows:

	2019	2018
Net Operating Loss Carryforward	$554,438	$331,111

Valuation allowance	(554,438)	$(331,111)

Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% and 35%, respectively, to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2019	2018
Income tax recovery at statutory rate	$(40,994)	$6,387

Valuation allowance change	40,994	$(6,387)

Provision for income taxes	$-	$-

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

13. Subsequent Events

None

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

There is no assurance that GMER will be profitable, able to successfully develop, manage or market its products and services, be able to attract or retain qualified executives and personnel, able to obtain customers for its products or services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, the exercise of outstanding warrants and stock options, or the conversion of convertible promissory notes, and other risks inherent in GMER’s businesses.

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

On July 10, 2017, the Company’s Board of Directors elected David Dorwart its CEO. Additionally, the Board of Directors approved to elect Domenic Fontana and Jordan Axt to the Company’s Board of Directors.

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

On December 12, 2018, the Company dissolved Crypto Strategies Group, Inc.

In March of 2019, the Company discontinued Minecade and Olimpo servers and decided to focus on Minecraft servers.

Technology

In 2016, the Company completed its 2.0 tournament platform, thereafter ran dozens of robotic internal test tournaments and held numerous free-to-play tournaments on large scales with its partner The Syndicate, the owner of the world’s longest running online gaming guild that had 1,200 members worldwide. Good Gaming conducted two closed public beta tournaments of hundreds of participants in May 2016 in order to fully vet the system. After making roughly 100 fixes and changes to the system, it now runs smoothly. The system is designed to scale to 512,000 concurrent competitors. The Company has updated the system to handle team tournaments, which will further expand its opportunity to popular titles that have tens of millions of active players and has recently launched titles that have the potential for cross-platform play among Gaming PC, Microsoft Xbox and Sony PlayStation.

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

As tournaments and investment in servers were not profitable to the company, we have decided to focus on Minecraft. We have a well-established server and will continue to devote resources to developing and acquiring other Minecraft assets. We feel that we have learned how to monetize this and will be able to continue to grow and have it as a meaningful part of our business strategy.

Offices

Our executive offices are located at 415 McFarlan Rd, Suite 108, Kennett Square, PA 19501. Our telephone number is (888) 295-7279.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). This new standard is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods, with early adoption permitted. We adopted this new standard effective January 1, 2019. Adoption did not have any effect on the Company as it does not have any leases.

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

Plan of Operation – Milestones

We are at the early stage of our new business operations. Over the next twelve months, our primary target milestones include:

1	Continue to achieve substantial growth within our Minecraft division. This is a profitable center for us and we expect the continued growth of our existing server, good-gaming.com as well. Additionally, we will look to expand this division into other avenues.

2.	Continue to evaluate opportunities which have synergies to our existing business line.

3	Anticipate sustainable financial profitability this year (2019).

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

Results of Operations

The three months ended March 31, 2019 as compared to March 31, 2018

● Working Capital

	March 31, 2019	March 31, 2018
Current Assets	$8,427	$103,688

Current Liabilities	2,158,795	1,436,402

Working Capital (Deficit)	$(2,150,368)	$(1,332,714)

● Operating Revenues

We have generated $20,781 in revenue in the three months ended March 31, 2018 and $34,732 in revenue in the three months ended March 31, 2018, which reflects a decrease of $13,951. Such decrease in revenues in the compared periods was primarily caused by the discontinuation of Minecraft and Olimpo servers .

● Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2019 were $249,700 compared with $238,276 for the three months ended March 31, 2018. The increase in operating expenses was attributed to an increase in professional fees for day to day operations offset by a decrease in contract labor.

During the three months ended March 31, 2019, the Company recorded a net loss of $195,210 compared with a net profit of $30,415 for the three months ended March 31, 2018. The increase in net loss was attributed to the decrease in revenues and the decrease in the change in value of the Company’s derivative liabilities.

● Liquidity and Capital Resources

As of March 31, 2019, the Company’s cash balance consisted of $5,927 compared to cash balance of $101,147 as of March 31, 2018. The decrease in the cash balance was attributed to the decrease in financing that we received for day-to-day activities. As of March 31, 2019, the Company had $347,933 in total assets compared to total assets of $828,881 at March 31, 2018. The decrease in total assets was attributable to the amortization of the assets purchased during the acquisition of Good Gaming, Inc.

As of March 31, 2019, the Company had total liabilities of $2,158,795 compared with total liabilities of $1,317,903 as of March 31, 2018. The increase in liabilities was attributable to increase in financing and in derivative liabilities.

As of March 31, 2019, the Company has a working capital deficit of $2,150,368 compared with a working capital deficit of $1,216,756 as of March 31, 2018 with the increase in the working capital deficit attributed to an increase in financing the Company received for general working capital purposes.

Cash flow from Operating Activities

During the three months ended March 31, 2019, the Company used $112,721 of cash for operating activities compared to the use of cash in an amount of $140,195 for operating activities during the three months ended March 31, 2018. The decrease in the use of cash for operating activities was attributed to the net decrease in derivative liabilities.

Cash flow from Investing Activities

During the quarter ended March 31, 2019, the Company had $0 in cash used in investing activities compared to $26,250 for the quarter ended March 31, 2018. The decrease in cash used in investing activities was due to the Company’s decision not to buy any new servers.

Cash flow from Financing Activities

During the year ended March 31, 2019, the Company received $106,199 of proceeds from financing activities compared to $204,743 during the year ended March 31, 2018. The decrease in proceeds from financing activities was due to the decline in proceeds from the sale of preferred stock and convertible debentures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the three-month period ended March 31, 2019 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be led by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

On January 2, 2019, Lincoln Acquisition converted 200 shares of Series B Preferred Stock into 3,750,000 shares of the Company’s common stock

On January 10, 2019, RedDiamond converted 6 shares of Series D Preferred Stock into 520,833 shares of the Company’s common stock.

The issuances referenced above were made in reliance on an exemption from registration set forth in Section 4(2) of the Securities Act, as amended.

Except the issuances as listed herein, there were no unregistered sales of equity securities that have not been disclosed on the Company’s current reports during the three months ended March 31, 2019.

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

Good Gaming, Inc.
(the “Registrant”)

May 15, 2019

	BY:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

