Form 10-Q
period 2019-06-30
GOOD GAMING, INC.
filed 2019-08-14
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. :

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-accelerated Filer	[X]	Smaller Reporting Company	[X]

		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of August 8, 2019, there were 53,988,755 issued and outstanding shares of common stock of the registrant, par value $0.001.

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

3

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Good Gaming, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and Cash Equivalents	$2,044	$12,449
Prepaid expenses	26,250	10,000
Total Current Assets	28,294	22,449

Property and Equipment, Net	10,515	28,853
Gaming Software, Net	210,000	450,000
TOTAL ASSETS	$248,809	$501,302
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$117,556	$111,973
Derivative Liability	528,337	574,797
Notes Payable	13,440	13,440
Convertible Debentures, current	100,260	100,260
Notes Payable - ViaOne Services	1,551,221	1,316,484
Total Current Liabilities	2,310,814	2,116,954

Total Liabilities	2,310,814	2,116,954

Stockholders’ Deficit
Series A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share; Issued and Outstanding: 7,500 Shares	8	8
Series B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share; Issued and Outstanding: 68,997 Shares	69	69
Series C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share; Issued and Outstanding: 1 Share	1	1
Series D Preferred Stock
Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share; Issued and Outstanding: 0 Share at June 30, 2019 and 350 Shares at December 31, 2018	-	1
Common Stock
Authorized: 100,000,000 Common Shares, With a Par Value of $0.001 Per Share; Issued and Outstanding: 53,988,755 Shares at June 30, 2019 and 49,717,922 Shares at December 31, 2018	53,988	49,718
Additional Paid-In Capital	4,210,995	4,215,264
Accumulated Deficit	(6,327,066)	(5,880,713)
Total Stockholders’ Deficit	(2,062,005)	(5,880,713)
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT	$248,809	$501,302

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the three months ended June 30,
	2019	2018
Revenues	$7,047	$22,974
Cost of Revenues	2,801	5,965
Gross Profit	4,246	17,009

Operating Expenses
General & Administrative	12,936	20,722
Contract Labor	4,500	27,470
Payroll Expense	-	15,655
Depreciation and Amortization Expense	121,013	68,038
Professional Fees	90,035	116,270
Total Operating Expenses	228,484	248,155
Operating Loss	(224,238)	(231.146)
Other Income (Expense)
Loss on Stock Conversion	-	(75,395)
Interest Income	-	-
Interest Expense	(7,931)	(1,813)
Loss on disposal of fixed assets	-	-
Gain (Loss) on Change in Fair Value of Derivative Liability	(18,974)	38,288
Total Other Income (Loss)	(26,905)	(38,920)

Net Income (Loss)	$(251,143)	$(270,066)

Net Income (Loss) Per Share, Basic and Diluted	$-	$(0.01)

Weighted Average Shares Outstanding	53,988,755	27,824,950

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the Six months ended June 30,
	2019	2018
Revenues	$27,828	$57,706
Cost of Revenues	9,362	10,362
Gross Profit	18,466	47,344

Operating Expenses
General & Administrative	24,656	35,928
Contract Labor	27,328	59,896
Payroll Expense	-	41,986
Depreciation and Amortization Expense	243,127	129,255
Professional Fees	183,073	219,367
Total Operating Expenses	478,184	486,432
Operating Loss	(459,718)	(439,088)
Other Income (Expense)
Loss on Stock Conversion	-	(75,395)
Interest Income	-	-
Interest Expense	(15,863)	(8,408)
Loss on disposal of fixed assets	(17,233)	-
Gain (Loss) on Change in Fair Value of Derivative Liability	46,461	283,238
Total Other Income (Loss)	13,365	199,435

Net Income (Loss)	$(446,353)	$(239,653)

Net Income (Loss) Per Share, Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	53,921,421	24,158,309

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statements of Cash Flows

(Expressed in U.S Dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Operating Activities

Net Income (Loss)	$(446,353)	$(239,653)

Adjustments To Reconcile Net Loss to Net Cash Used In Operating Activities
Depreciation and amortization	243,127	129,255
Loss on disposal of fixed assets	17,233	-
Change In Fair Value Of Derivative Liability	(46,460)	(283,238)
Changes in operating assets and liabilities
Due from Affiliate	-	700
Prepaid expenses	(16,250)	(26,329)
Accounts Payable and Accrued Liabilities	5,583	2,546

Net Cash Provided By (Used in) Operating Activities	(243,120)	(416,719)

Investing Activities

Purchase of Property and Equipment	(2,022)	(26,250)

Net Cash Provided By (Used in) Investing Activities	(2,022)	(26,250)

Financing Activities

Proceeds From Sale Of Preferred Stock Series D	-	105,000
Due To ViaOne Services	234,737	299,358

Net Cash Provided By (Used In) Financing Activities	234,737	404,358

Change in Cash and Cash Equivalents	(10,405)	(38,611)

Cash and Cash Equivalents, Beginning Of Period	12,449	61,037

Cash and Cash Equivalents, End Of Period	$2,044	$22,426

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Unpaid Property and Equipment Acquired	$-	$118,500
Common Shares Issued for Conversion Of Debt	$-	$293,229
Shares Issued For Acquisition Of Software	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Stockholders’ Equity (Deficit)

(Expressed in U.S Dollars)

	Preferred Stock										Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	7,500	$8	164,781	$165	1	$1	105	$1	2,881,424	$2,881	$3,996,373	$(4,889,020)	$(889,591)

Conversion of Series B Preferred Shares to common shares	-	-	(58,270)	(58)	-	-	-	-	11,654,000	11,654	(11,596)	-	-
Conversion of Via One Loan to Common Stock	-	-	-	-	-	-	-	-	8,333,333	8,333	191,667	-	200,000
Conversion of Convertible Notes	-	-	-	-	-	-	-	-	814,438	815	64,340	-	65,155
Issuance of Series D Preferred Stock	-	-	-	-	-	-	105	-	-	-	105,000	-	105,000
Net income	-	-	-	-	-	-	-	-	-	-	-	30,415	30,415

Balance, March 31, 2018	7,500	$8	106,511	$107	1	$1	210	$1	23,683,195	$23,683	$4,345,784	$(4,858,605)	$(489,021)

Conversion of Convertible Notes	-	-	-	-	-	-	-	-	1,892,828	1,893	26,181	-	28,074
Conversion of Series D Preferred Stock	-	-	-	-	-	-	(32)	-	4,884,823	4,885	(4,885)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(270,068)	(270,068)

Balance, June 30, 2018	7,500	$8	106,511	$107	1	$1	178	$1	$30,460,846	$30,461	$4,367,080	$(5,128,673)	$(731,015)

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Stockholders’ Equity (Deficit)

(Expressed in U.S Dollars)

	Preferred Stock										Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	7,500	$8	69,197	$69	1	$1	6	$1	49,717,922	$49,718	$4,215,264	$(5,880,713)	$(1,615,652)
Conversion of Series B Preferred Shares to common shares	-	-	(200)	-	-	-	-	-	3,750,000	3,750	(3,750)	-	-
Conversion of Series D Preferred to Common Shares	-	-	-	-	-	-	(6)	(1)	520,833	520	(519)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(195,210)	(195,210)
Balance, March 31, 2019	7,500	8	68,997	69	1	1	-	-	53,988,755	53,988	4,210,995	(6,075,923)	(1,810,862)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(251,143)	(251,143)
Balance, June 30, 2019	7,500	$8	68,997	$69	1	$1	-	$-	53,988,755	$53,988	$4,210,995	$(6,327,066)	$(2,062,005)

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

Note 1. Nature of Operations and Continuance of Business

Good Gaming, Inc. (formerly “HDS International Corp.”) (the “Company”) was incorporated on November 3, 2008 under the laws of the State of Nevada. The Company is a leading tournament gaming platform and online destination targeting over 250 million e-sports players and participants worldwide that want to compete at the high school or college level. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any substantial revenue to date. Beginning in 2018, the Company began deriving revenue by providing transaction verification services within the digital currency networks of cryptocurrencies. However, on December 12, 2018, the Company discontinued such transaction verification services by dissolving Crypto Strategies Group, Inc., its wholly-owned subsidiary.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. The Company regularly evaluates estimates and assumptions related to the fair values of convertible debentures, derivative liability, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. On July 30, 2019 and December 31, 2018, the Company had 13,949,401 and 9,607,460 potentially dilutive shares from outstanding convertible debentures, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as at June 30, 2019 and 2018 as follows:

Description	Fair Value Measurements at June 30, 2019 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$528,337	$-	$-	$528,337
Total	$528,337	$-	$-	$528,337

Description	Fair Value Measurements at June 30, 2018 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$268,031	$-	$-	$268,031
Total	$268,031	$-	$-	$268,031

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $1,050 in advertising and promotion expenses in the three months ended June 30, 2019.

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

Note 3. Other Assets

Property and Equipment consisted of the following:

	June 30,
	2019	2018
Computers and servers	$19,248	$39,226

Bitmining machines	-	118,500

Property & Equipment, pre-Accumulated Depreciation	$19,248	$157,726

Accumulated Depreciation	(8,733)	(12,071)

Property & Equipment, net	$10,515	$145,655

Depreciation expense for the six months ended June 30, 2019 and 2018 was $3,127 and $3,330, respectively.

In March of 2019, the Company discontinued Minecade and Olimpo servers and decided to focus on Minecraft servers. The Company recognized a loss of $17,233 on the disposal of these servers.

On February 17, 2016, the Company acquired Good Gaming’s assets including intellectual property, trademarks, software code, equipment and other from CMG Holdings Group, Inc. The Company valued the software purchased at $1,200,000. The software has a useful life of 5 years. By March 31, 2018, the Company acquired two additional software servers for $26,250. During the 4th Quarter of 2018, the Company assessed the useful life of the software and determined that remaining useful life was 1.25 years. As such, the Company prospectively is amortizing the software through December 31, 2019. Amortization for the six months ended June 30, 2019 and 2018 was $240,000 and $120,000, respectively.

The software consisted of the following:

	June 30,
	2019	2018
Gaming Software	$1,200,000	$1,200,000

Accumulated Amortization	(990,000)	(570,000)

Gaming Software, net	$210,000	$630,000

Note 4. Debt

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

On April 15, 2015, the Company issued a convertible debenture with the principal amount of $100,000 to HGT Capital, LLC (“HGT”), a non-related party. During the quarter ended June 30, 2015, the Company received the first $50,000 in payment. The remaining $50,000 payment would be made at the request of the borrower. No additional payments were made as of September 30, 2018. Under the terms of the debentures, the amount was unsecured and was due on October 16, 2016. It was convertible into shares of common stock any time after the maturity date at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company’s common stock for the thirty trading days ending one trading day prior to the date the conversion notice was sent by the holder to the Company. On September 21, 2018, the Company entered into a modification agreement with HGT with respect to the convertible promissory note which had had a balance of $107,238. Pursuant to such modification agreement, all defaults were waived and it was agreed that such note will convert at a 25% discount to the market rather than the default rate. HGT also agreed to certain sale restrictions which limit the amount of shares that they can sell in any month for the next three months. HGT also agreed to dismiss, with prejudice, the lawsuit that it had filed against the Company.

On June 29, 2017, the Company issued to Iconic a 10% Convertible Promissory Note in the principal amount of $27,000 (the “2017 Iconic Note”). Upon the execution of such Note, the sum of $9,000 was remitted and delivered to the Company. On August 14, 2017, Iconic remitted and delivered to the Company another $9,000. The Company was only required to repay the amount funded and the Company was not required to repay any unfunded portion of the 2017 Iconic Note. As of March 31, 2018, the Company had received a total $18,000 of the $27,000 principal amount. On April 16, 2018, the note was fully converted.

As part of the asset purchase agreement between CMG Holdings Group, Inc. (“CMG Holdings”) and the Company, the Company issued SirenGPS a 0% convertible debenture of $60,000 that matured in August 2018. The debenture was convertible into the Company’s common stock at a 20% discount to the 20-day moving average of the Company’s common stock after a period of seven months. The debt was subject to strict lock-up and leak-out provisions. Recently, ViaOne Services, LLC, a Texas Limited Liability Corporation (“ViaOne”) purchased this debenture from SirenGPS at face value.

The Company entered into a line of credit agreement (“Line Of Credit”) with ViaOne on September 27, 2018 (the “Effective Date”). This Line of Credit dated as of, was entered into by and between the Company and ViaOne. The Company had an immediate need for additional capital and asked ViaOne to make a new loan(s) in an initial amount of $25,000 on the Effective Date (the “New Loan”). The Company may need additional capital and ViaOne has agreed pursuant to this Line of Credit to provide for additional advances, although ViaOne shall have no obligation to make any additional loans. Any further New Loans shall be memorialized in a promissory note with substantially the same terms as the New Loan and shall be secured by all of the assets of the Company. On or before the Effective Date, the Company may request in writing to ViaOne that it loan the Company additional sums of up to $250,000 and within five days of such request(s), ViaOne shall have the right, but not an obligation, to make additional loans to the Company and the Company shall in turn immediately issue a note in the amount of such loan. In consideration for making the New Loan, the Company entered into a security agreement whereby ViaOne received a senior security interest in all of the assets of the Company. As of June 30, 2019, the outstanding balance of the Line of Credit was $206,155.

Note 5. Derivative Liabilities

The following inputs and assumptions were used to value the convertible debentures outstanding during the years ended June 30, 2019 and June 30, 2018:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 231.1% and 329.9% at June 30, 2019 and 2018, respectively. The risk free rate was 2.18% and 2.12% at June 30, 2019 and 2018, respectively. The expected life was one year and the dividend yield was 0% for each year.

A summary of the activity of the derivative liability is shown below:

Balance, June 30, 2017	$452,521
Change in value	(184,490)
Balance, June 30, 2018	268,031
Change in value	260,306
Balance, June 30, 2019	528,337

Note 6. Common Stock

Equity Transactions for the Year Ended December 31, 2018 through June 30, 2019:

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

On December 14, 2018, Lincoln Acquisition converted 20,000 shares of Preferred B Stock into 4,000,000 of the Company’s common stock.

On December 21, 2018, RedDiamond converted 10 shares of Series D Preferred Stock into 1,811,594 of the Company’s common stock.

Share Transactions for the Quarter Ended June 30, 2019:

On January 02, 2019, Lincoln Acquisition converted 200 shares of Preferred B Stock into 3,750,000 of the Company’s common stock

On January 10, 2019, RedDiamond converted 6 shares of Series D Preferred Stock into 520,833 of the Company’s common stock.

Note 7. Preferred Stock

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

As of June 30, 2019, we had 7,500 shares of our Series A preferred stock, 68,997 shares of Series B preferred stock, 1 shares of Series C Preferred Stock, and 0 shares of Series D Preferred Stock issued and outstanding.

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

The holders of Series A, Series B, Series C and Series D have a liquidation preference to the holders of common stock.

Note 8. Warrant

In connection with the $100,000 convertible debenture issued to HGT Capital, LLC (“HGT”), the Company issued HGT a warrant to purchase 100,000 shares of the Company’s common stock at $1.00 per share. This warrant was not exercised as of June 30, 2019, is exercisable through April 15, 2020 and had a remaining life of 0.79 years as of June 30, 2019. The intrinsic value of the warrant at June 30, 2019 was zero as the exercise price exceeded the closing stock price on June 30, 2019.

Note 9. Related Party Transactions

On or around April 7, 2016, Silver Linings Management, LLC funded the Company $13,440 in the form of convertible debentures secured by certain high-powered gaming machines purchased from XIDAX. Such note bore interest at a rate of 10% per annum, payable in cash or kind at the option of the Company, matured on April 1, 2018, and was convertible into Series B Preferred shares at the option of the holder at any time. On January 08, 2019, Silver Linings Management converted its Series B Preferred shares into shares of the Company’s Common Stock.

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

At June 30, 2019, the total amount owed to ViaOne Services, was $1,551,221.

The Company’s Chairman and Chief Executive Officer is the Chief Executive Officer of ViaOne Services.

Note 10. Income Taxes

The Company has a net operating loss carried forward of approximately $2,891,000 available to offset taxable income in future years until the end of the fiscal year of 2030.

The significant components of deferred income tax assets and liabilities at June 30, 2019 and 2018 are as follows:

	2019	2018
Net Operating Loss Carryforward	$607,178	$387,825

Valuation allowance	(607,178)	$(387,825)

Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% and 35%, respectively, to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2019	2018
Income tax recovery at statutory rate	$(93,734)	$(50,327)

Valuation allowance change	93,734	$50,327

Provision for income taxes	$-	$-

Note 11. Commitments and Contingencies

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

Note 12. Acquisition and Discontinued Operations

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

On June 27, 2017 the Board of Directors of the Company appointed David B. Dorwart as the Company’s Chief Executive Officer. On June 21, 2017, Mr. Dorwart was appointed to serve as the Chairman of the Board of Directors. David B. Dorwart, Chairman and CEO of Good Gaming, Inc., brings over 31 years of start-up entrepreneurism and executive level management to the Company. Mr. Dorwart was a CoFounder and CEO of dPi Teleconnect, a prepaid wireless provider, for 10 years. During his tenure, he grew the company from a start-up to $75 million in revenues before selling the company. Over the last 9 years, he has been involved with several other successful projects including Assist Wireless, Brooklet Energy Distribution, PayGo Distributors and Britton & Associates. He is currently the Chairman and CoFounder of ViaOne Services, a company which specializes in wireless communications and provides intricate multi-faceted services for start-up companies utilizing industry experts. By virtue of the ownership of this Series C Preferred Stock, ViaOne owns the majority voting power of the Company.

On June 27, 2017, the Company also bolstered its Board of Directors with executive level professionals by adding two seasoned individuals who specialize in organization and finance as well as the branding and marketing of established and emerging organizations which are poised to show significant growth.

Domenic Fontana is currently Sr. Vice President of ViaOne Services and a new board member of the Company. He is an experienced CPA and financial executive who has worked in progressively more advanced executive roles throughout his career. Having worked at Verizon, Ebay and now ViaOne Services over the last 13 years, he has developed intimate and extensive knowledge of executive level management and the telecommunications industry. He has worked in all aspects of Finance, Accounting, Treasury, and Operations.

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

In March of 2019, Eric Brown resigned from the Chief Operating Officer’s position.

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

RESULTS OF OPERATIONS

Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2018. This means that our auditors believed there was substantial doubt that we can continue as an ongoing business for the next twelve months from the date of issuance of this going concern opinion unless we obtain additional capital. We generated little revenue in the past. We have completed the development of our website, sourced out suppliers for products to sell and sourced out customers to buy our products. Accordingly, we need to raise cash from sources other than operations. Our other source for cash at this time is investments by others in our company and the revenue we generate from the sales of our products. We need to raise cash to continue our project and build our operations.

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

2.	Continue to evaluate opportunities which have synergies to our existing business line.

3	Anticipate sustainable financial profitability in fiscal year of 2019.

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

Results of Operations

The three months ended June 30, 2019 as compared to June 30, 2018

● Operating Revenues

We have generated $7,047 in revenue in the three months ended June 30, 2019 and $22,974 in revenue in the three months ended June 30, 2018, which reflects a decrease of $15,927 or 69%. Such decrease in revenues in the compared periods was primarily caused by discontinuation of Minecraft and Olimpo servers.

● Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2019 were $228,484 compared with $248,157 for the three months ended June 30, 2018. The decrease in operating expenses in the amount of $19,673 or 8% was attributed to decrease in professional fees for day to day operations.

During the three months ended June 30, 2019, the Company recorded a net loss of $251,143 compared with a net loss of $270,068 for the three months ended June 30, 2018. The decrease in net loss in the amount of $18,925 or 7% was attributed to the decrease in revenues and the change in value of the Company’s derivative liabilities.

The six months ended June 30, 2019 as compared to June 30, 2018

● Working Capital

	June 30, 2019	June 30, 2018
Current Assets	$28,294	$48,755

Current Liabilities	2,310,814	1,555,425

Working Capital (Deficit)	$(2,282,520)	$(1,506,670)

● Operating Revenues

We have generated $27,828 in revenue in the six months ended June 30, 2019 and $57,706 in revenue in the six months ended June 30, 2018, which reflects a decrease of $29,878 or 52%. Such decrease in revenues in the compared periods was primarily caused by the discontinuation of Minecraft and Olimpo servers.

● Operating Expenses and Net Loss

Operating expenses for the six months ended June 30, 2019 were $478,184 compared with $486,432 for the six months ended June 30, 2018. The decrease in operating expenses in the amount of $8,248 or 2% was attributed to a decrease in professional fees for day to day operations.

During the six months ended June 30, 2019, the Company recorded a net loss of $446,353 compared with a net loss of $239,653 for the six months ended June 30, 2018. The increase in net loss in the amount of $206,700 or 46% was attributed to the decrease in revenues and the decrease in the change in value of the Company’s derivative liabilities.

● Liquidity and Capital Resources

As of June 30, 2019, the Company’s cash balance consisted of $2,044 compared to cash balance of $22,426 as of June 30, 2018. The decrease in the cash balance was attributed to the decrease in financing that we received for day-to-day activities. As of June 30, 2019, the Company had $248,809 in total assets compared to total assets of $710,834 as at June 30, 2018. The decrease in total assets was attributable to the amortization of the assets purchased during the acquisition of Good Gaming, Inc.

As of June 30, 2019, the Company had total liabilities of $2,310,814 compared with total liabilities of $1,435,926 as of June 30, 2018. The increase in liabilities was attributable to increase in financing and in derivative liabilities.

As of June 30, 2019, the Company has a working capital deficit of $2,282,520 compared with a working capital deficit of $1,368,264 as of June 30, 2018 with the increase in the working capital deficit attributed to an increase in financing the Company received for general working capital purposes.

Cash flow from Operating Activities

During the six months ended June 30, 2019, the Company used $243,120 of cash for operating activities compared to the use of cash in an amount of $416,719 for operating activities during the six months ended June 30, 2018. The decrease in the use of cash for operating activities in the amount of $173,599 or 41% was attributed to the net decrease in derivative liabilities.

Cash flow from Investing Activities

During the quarter ended June 30, 2019, the Company had $2,022 in cash used in investing activities compared to $26,250 for the quarter ended June 30, 2018. The decrease in cash used in investing activities in the amount of $24,228 was due to the Company’s decision to use the limited servers.

Cash flow from Financing Activities

During the year ended June 30, 2019, the Company received $234,737 of proceeds from financing activities compared to $404,358 during the year ended June 30, 2018. The decrease in proceeds from financing activities was due to the decline in proceeds from the sale of preferred stock and convertible debentures.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. As such, there is substantial doubt about our ability to continue as a going concern for a period of one year from the issuance of these financial statements without further financing.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the three-month period ended June 30, 2019 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be led by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings

None

Item 1–A. Risk factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered sales of equity securities and use of proceeds

None during the three months ended June 30, 2019.

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

Good Gaming, Inc.
(the “Registrant”)

August 14, 2019

	BY:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

