Form 10-Q
period 2019-09-30
GOOD GAMING, INC.
filed 2019-11-14
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. :

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-accelerated Filer	[X]	Smaller Reporting Company Emerging Growth Company	[X] [ ]

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

As of November 11, 2019, there were 53,988,755 issued and outstanding shares of common stock of the registrant, par value $0.001.

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

3

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Good Gaming, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and Cash Equivalents	$2,111	$12,449
Prepaid expenses	17,500	10,000
Total Current Assets	19,611	22,449

Property and Equipment, Net	6,496	28,853
Gaming Software, Net	90,000	450,000
TOTAL ASSETS	$116,107	$501,302
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$126,991	$111,973
Derivative Liability	659,381	574,797
Notes Payable	13,440	13,440
Convertible Debentures, current	100,260	100,260
Notes Payable - ViaOne Services	1,648,973	1,316,484
Total Current Liabilities	2,549,045	2,116,954

Total Liabilities	2,549,045	2,116,954

Stockholders’ Deficit
Series A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share; Issued and Outstanding: 7,500 Shares	8	8
Series B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share; Issued and Outstanding: 68,997 Shares	69	69
Series C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share; Issued and Outstanding: 1 Share	1	1
Series D Preferred Stock
Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share; Issued and Outstanding: 0 Share at September 30, 2019 and 350 Shares at December 31, 2018	-	1
Common Stock
Authorized: 100,000,000 Common Shares, With a Par Value of $0.001 Per Share; Issued and Outstanding: 53,988,755 Shares at September 30, 2019 and 49,717,922 Shares at December 31, 2018	53,988	49,718
Additional Paid-In Capital	4,210,995	4,215,264
Accumulated Deficit	(6,697,999)	(5,880,713)
Total Stockholders’ Deficit	(2,432,938)	(1,615,652)
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT	$116,107	$501,302

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the three months ended September 30,
	2019	2018
Revenues	$10,567	$53,764
Cost of Revenues	7,558	40,500
Gross Profit	3,009	13,264
Operating Expenses
General & Administrative	20,066	34,475
Contract Labor	4,500	22,785
Payroll Expense	-	-
Depreciation and Amortization Expense	120,973	75,939
Professional Fees	88,880	109,970
Change in Value of Digital Currencies	-	3,668
Total Operating Expenses	234,419	246,837
Operating Loss	(231,410)	(233,573)
Other Income (Expense)
Loss on Stock Conversion	-	-
Gain on Debt Settlement	-	40,000
Interest Income	-	-
Interest Expense	(7,932)	(5,619)
Loss on disposal of fixed assets	(546)	-
Gain (Loss) on Change in Fair Value of Derivative Liability	(131,045)	(307,905)
Total Other Income (Loss)	(139,523)	(273,524)

Net Income (Loss)	$(370,933)	$(507,097)

Net Income (Loss) Per Share, Basic and Diluted	$(0.01)	$(0.07)

Weighted Average Shares Outstanding	53,988,755	7,293,597

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the Nine months ended September 30,
	2019	2018
Revenues	$38,395	$111,470
Cost of Revenues	16,920	38,492
Gross Profit	21,475	72,978

Operating Expenses
General & Administrative	44,722	82,773
Contract Labor	31,828	82,681
Payroll Expense	-	41,986
Depreciation and Amortization Expense	364,100	205,194
Professional Fees	271,953	329,337
Change in Value of Digital Currencies	-	3,668
Total Operating Expenses	712,603	745,639
Operating Loss	(691,128)	(672,661)
Other Income (Expense)
Loss on Stock Conversion	-	(75,395)
Gain on Debt Settlement	-	40,000
Interest Income	-	-
Interest Expense	(23,795)	(14,027)
Loss on disposal of fixed assets	(17,779)	-
Gain (Loss) on Change in Fair Value of Derivative Liability	(84,584)	(24,667)
Total Other Income (Loss)	(126,158)	(74,089)

Net Income (Loss)	$(817,286)	$(745,750)

Net Income (Loss) Per Share, Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Shares Outstanding	53,921,421	24,158,309

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S Dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Operating Activities

Net Income (Loss)	$(817,286)	$(730,137)

Adjustments To Reconcile Net Loss to Net Cash Used In Operating Activities
Depreciation and amortization	364,100	205,194
Loss on disposal of fixed assets	17,779	-
Change In Fair Value Of Derivative Liability	84,584	24,667
Gain on Debt Settlement	-	(40,000)
Changes in operating assets and liabilities
Due from Affiliate	-	700
Digital Currencies	-	(27,348)
Prepaid expenses	(7,500)	(18,829)
Accounts Payable and Accrued Liabilities	15,018	55,643

Net Cash Provided By (Used in) Operating Activities	(343,305)	(546,723)

Investing Activities

Proceeds from sale of Property and Equipment	2,500	-
Purchase of Property and Equipment	(2,022)	(26,250)

Net Cash Provided By (Used in) Investing Activities	478	(26,250)

Financing Activities

Proceeds From Sale Of Preferred Stock Series D	-	105,000
Due To ViaOne Services	332,489	410,598

Net Cash Provided By (Used In) Financing Activities	332,489	515,598

Change in Cash and Cash Equivalents	(10,338)	(57,375)

Cash and Cash Equivalents, Beginning Of Period	12,449	61,037

Cash and Cash Equivalents, End Of Period	$2,111	$3,662

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Unpaid Property and Equipment Acquired	$-	$118,500
Common Shares Issued for Conversion Of Debt	$-	$293,229
Shares Issued For Acquisition Of Software	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Stockholders’ Equity (Deficit)

(Expressed in U.S Dollars)

(Unaudited)

	Preferred Stock										Additional
	Class A		Class B		Class C		Class D		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	7,500	$8	164,781	$165	1	$1	105	$1	2,881,424	$2,881	$3,996,373	$(4,889,020)	$(889,591)

Conversion of preferred shares B to common shares	-	-	(58,270)	(58)	-	-	-	-	11,654,000	11,654	(11,596)	-	-
Conversion of Via One Loan to Common Stock	-	-	-	-	-	-	-	-	8,333,333	8,333	191,667	-	200,000
Conversion of Convertible Notes	-	-	-	-	-	-	-	-	814,438	815	22,340	-	23,155
Issuance of Class D Preferred Stock	-	-	-	-	-	-	105	-	-	-	105,000	-	105,000
Net income	-	-	-	-	-	-	-	-	-	-	-	30,415	30,415

Balance, March 31, 2018	7,500	$8	106,511	$107	1	$1	210	$1	23,683,195	$23,683	$4,303,784	$(4,858,605)	$(531,021)

Conversion of Convertible Notes	-	-	-	-	-	-	-	-	1,892,828	1,893	26,181	-	28,074
Conversion of Class D Preferred Stock	-	-	-	-	-	-	(32)	-	4,884,823	4,885	(4,885)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(270,068)	(270,068)

Balance, June 30, 2018	7,500	8	106,511	107	1	1	178	1	30,460,846	30,461	4,325,080	(5,128,673)	(773,015)

Conversion of Class D Preferred Stock	-	-	-	-	-	-	(85)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(507,097)	(507,097)

Balance, September 30, 2018	7,500	8	106,511	107	1	1	93	1	30,460,846	30,461	4,325,080	(5,635,770)	(1,280,112)

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Stockholders’ Equity (Deficit)

(Expressed in U.S Dollars)

	Preferred Stock										Additional
	Class A		Class B		Class C		Class D		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	7,500	$8	69,197	$69	1	$1	6	$1	49,717,922	$49,718	$4,215,264	$(5,880,713)	$(1,615,652)

Conversion of preferred shares B to common shares	-	-	(200)	-	-	-	-	-	3,750,000	3,750	(3,750)	-	-
Conversion of preferred shares D to Common Shares	-	-	-	-	-	-	(6)	(1)	520,833	520	(519)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(195,210)	(195,210)

Balance, March 31, 2019	7,500	8	68,997	69	1	1	-	-	53,988,755	53,988	4,210,995	(6,075,923)	(1,810,862)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(251,143)	(251,143)

Balance, June 30, 2019	7,500	8	68,997	69	1	1	-	-	53,988,755	53,988	4,210,995	(6,327,066)	(2,062,005)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(370,933)	(370,933)

Balance, September 30, 2019	7,500	$8	68,997	$69	1	$1	-	$-	53,988,755	$53,988	$4,210,995	$(6,697,999)	$(2,432,938)

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. On September 30, 2019 and December 31, 2018, the Company had 13,949,401 and 9,607,460 potentially dilutive shares from outstanding convertible debentures, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as at September 30, 2019 and 2018 as follows:

Description	Fair Value Measurements at September 30, 2019 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$659,381	$-	$-	$659,381
Total	$659,381	$-	$-	$659,381

Description	Fair Value Measurements at September 30, 2018 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$575,938	$-	$-	$575,938
Total	$575,938	$-	$-	$575,938

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $9,813 and $13,283 in advertising and promotion expenses in the three and nine months ended September 30, 2019, respectively.

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

Note 3. Other Assets

Property and Equipment consisted of the following:

	September 30,
	2019	2018
Computers and servers	$14,998	$39,226

Bitmining machines	-	118,500

Property & Equipment, pre-Accumulated Depreciation	$14,998	$157,726

Accumulated Depreciation	(8,502)	(28,009)

Property & Equipment, net	$6,496	$129,717

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $4,100 and $5,444, respectively.

In March of 2019, the Company discontinued Minecade and Olimpo servers and decided to focus on Minecraft servers. The Company recognized a loss of $17,233 on the disposal of these servers.

In August of 2019, the Company sold Hardcore Game server for $2,500 and recongnize loss of $546 on disposal of the the fixed assets.

On February 17, 2016, the Company acquired Good Gaming’s assets including intellectual property, trademarks, software code, equipment and other from CMG Holdings Group, Inc. The Company valued the software purchased at $1,200,000. The software has a useful life of 5 years. By March 31, 2018, the Company acquired two additional software servers for $26,250. During the 4th Quarter of 2018, the Company assessed the useful life of the software and determined that remaining useful life was 1.25 years. As such, the Company prospectively is amortizing the software through December 31, 2019. Amortization for the nine months ended September 30, 2019 and 2018 was $360,000 and $180,000, respectively.

The software consisted of the following:

	September 30,
	2019	2018
Gaming Software	$1,200,000	$1,200,000

Accumulated Amortization	(1,110,000)	(630,000)

Gaming Software, net	$90,000	$570,000

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

Note 5. Derivative Liabilities

The following inputs and assumptions were used to value the convertible debentures outstanding during the years ended September 30, 2019 and September 30, 2018:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 249.2% and 337.2% at September 30, 2019 and 2018, respectively. The risk free rate was 1.91% and 2.57% at September 30, 2019 and 2018, respectively. The expected life was one year and the dividend yield was 0% for each year.

A summary of the activity of the derivative liability is shown below:

Balance, September 30, 2017	$160,437
Change in value	415,501
Balance, September 30, 2018	575,938
Change in value	83,443
Balance, September 30, 2019	659,381

Note 6. Common Stock

Equity Transactions for the Year Ended December 31, 2018 and Nine Months Ended September 30, 2019:

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

As of September 30, 2019, we had 7,500 shares of our Series A preferred stock, 68,997 shares of Series B preferred stock, 1 share of Series C Preferred Stock, and 0 shares of Series D Preferred Stock issued and outstanding.

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

The 6 issued and outstanding shares of Series D Preferred Stock as of December 31, 2018 were convertible into shares of common stock at a rate of 125% of the conversion amount at a price that was the lower of 110% of the volume weighted average price (“VWAP”) of the common stock on the closing date, the VWAP of the common stock on the conversion date or the VWAP of the common stock on the date prior to the conversion date. Series D Preferred Stock was convertible beginning 6 months from the issue date. On September 21, 2018, RedDiamond modified the agreement with the Company. RedDiamond and the Company agreed that the Preferred Shares were convertible into Common Stock (the “Conversion Shares”) at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion; for the avoidance of doubt, RedDiamond had not waived its right to the 25% Conversion Premium as defined in the COD. The Company had the obligation to redeem 46.531 of the Preferred Shares (which represents 50% of the Preferred Shares owned by RedDiamond) at 110% of the Stated Value of $46,531 by making three equal payments of $17,061 on October 15, 2018, November 15, 2018 and December 15, 2018. On January 10, 2019, RedDiamond converted the last six (6) shares of Series D Preferred Stock into the Company’s common stock.

The holders of Series A, Series B, Series C and Series D have a liquidation preference to the holders of common stock.

Note 8. Warrant

In connection with the $100,000 convertible debenture issued to HGT Capital, LLC (“HGT”), the Company issued HGT a warrant to purchase 100,000 shares of the Company’s common stock at $1.00 per share. This warrant was not exercised as of September 30, 2019, is exercisable through April 15, 2020 and had a remaining life of 0.54 years as of September 30, 2019. The intrinsic value of the warrant at September 30, 2019 was zero as the exercise price exceeded the closing stock price on September 30, 2019.

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

At September 30, 2019, the total amount owed to ViaOne Services, was $1,648,973.

The Company’s Chairman and Chief Executive Officer is the Chief Executive Officer of ViaOne Services.

Note 10. Income Taxes

The Company has a net operating loss carried forward of approximately $3,262,000 available to offset taxable income in future years until the end of the fiscal year of 2030.

The significant components of deferred income tax assets and liabilities at September 30, 2019 and 2018 are as follows:

	2019	2018
Net Operating Loss Carryforward	$658,074	$387,825

Valuation allowance	(658,074)	$(387,825)

Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2019	2018
Income tax recovery at statutory rate	$(171,630)	$(124,460)

Valuation allowance change	171,630	124,460

Provision for income taxes	$-	$-

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

On December 12, 2018, the Company dissolved Crypto Strategies Group, Inc.

In March 2019, the Company discontinued Minecade and Olimpo servers and decided to focus on Minecraft servers.

On March 11, 2019, Eric Brown resigned from the Chief Operating Officer’s position.

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

As tournaments and investment in servers were not profitable to the company, we have decided to focus on Minecraft. We have a well-established server and will continue to devote resources to developing and modifying Minecraft assets by introducing new SkyBlock Seasons and Minecraft Prison server. We feel that we have learned how to monetize this and will be able to continue to grow and have it as a meaningful part of our business strategy.

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

Plan of Operation – Milestones

We are at an early stage of our new business operations. Over the next twelve months, our primary target milestones include:

1	Continue to achieve substantial growth within our Minecraft division. This is a profitable center for us and we expect the continued growth of our existing server, good-gaming.com as well.

2.	Continue to evaluate opportunities which have synergies to our existing business line.

3	Anticipate sustainable financial profitability by the end of fiscal year 2019.

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

Results of Operations

The three months ended September 30, 2019 as compared to the three months ended September 30, 2018

● Operating Revenues

We have generated $10,567 in revenue in the three months ended September 30, 2019 and $53,764 in revenue in the three months ended September 30, 2018, which reflects a decrease of $43,197 or 408%. Such decrease in revenues in the compared periods was primarily caused by discontinuation of Minecade and Olimpo servers.

● Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2019 were $234,419 compared with $246,837 for the three months ended September 30, 2018. The decrease in operating expenses in the amount of $12,418 or 5% was attributed to decreases in general and administrative, contract labor, and professional fees, offset by an increase in depreciation and amortization expense.

During the three months ended September 30, 2019, the Company recorded a net loss of $370,933 compared with a net loss of $507,097 for the three months ended September 30, 2018. The decrease in net loss in the amount of $136,164 or 37% was attributed to the decrease in revenues and the change in value of the Company’s derivative liabilities.

The nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018

● Working Capital

	September 30, 2019	September 30, 2018
Current Assets	$19,611	$29,491

Current Liabilities	2,549,045	2,029,668,

Working Capital (Deficit)	$(2,529,434)	$(2,000,177)

● Operating Revenues

We have generated $38,395 in revenue in the nine months ended September 30, 2019 and $111,470 in revenue in the nine months ended September 30, 2018, which reflects a decrease of $73,075 or 190%. Such decrease in revenues in the compared periods was primarily caused by the discontinuation of Minecraft and Olimpo servers.

● Operating Expenses and Net Loss

Operating expenses for the nine months ended September 30, 2019 were $712,603 compared with $745,639 for the nine months ended September 30, 2018. The decrease in operating expenses in the amount of $33,036 or 4.6% was attributed to decreases in general and administrative, contract labor, and professional fees, offset by an increase in depreciation and amortization expense..

During the nine months ended September 30, 2019, the Company recorded a net loss of $817,286 compared with a net loss of $746,750 for the nine months ended September 30, 2018. The increase in net loss in the amount of $70,536 or 15% was attributed to the decrease in revenues and operating expenses.

● Liquidity and Capital Resources

As of September 30, 2019, the Company’s cash balance consisted of $2,111 compared to cash balance of $3,662 as of September 30, 2018. The decrease in the cash balance was attributed to the decrease in financing that we received for day-to-day activities. As of September 30, 2019, the Company had $116,107 in total assets compared to total assets of $749,556 as at September 30, 2018. The decrease in total assets was attributable to the amortization of the assets purchased during the acquisition of Good Gaming, Inc.

As of September 30, 2019, the Company had total liabilities of $2,549,045 compared with total liabilities of $2,029,668 as of September 30, 2018. The increase in liabilities was attributable to increase in financing and in derivative liabilities.

As of September 30, 2019, the Company has a working capital deficit of $2,529,434 compared with a working capital deficit of $2,007,177 as of September 30, 2018 with the increase in the working capital deficit attributed to an increase in financing the Company received for general working capital purposes.

Cash flow from Operating Activities

During the nine months ended September 30, 2019, the Company used $343,305 of cash for operating activities compared to the use of cash in an amount of $546,723 for operating activities during the nine months ended September 30, 2018. The decrease in the use of cash for operating activities in the amount of $203,418 or 37% was attributed to the net decrease in derivative liabilities.

Cash flow from Investing Activities

During the nine months ended September 30, 2019, the Company had $478of net cash provided by investing activities compared to $26,250 of net cash used in investing activities for the nine months ended September 30, 2018. The decrease in cash used in investing activities in the amount of $26,728 was due to the Company’s decision to use the limited servers.

Cash flow from Financing Activities

During the nine months ended September 30, 2019, the Company received $332,489 of net cash provided by financing activities compared to $515,598 during the nine months ended September 30, 2018. The decrease in net cash provided by financing activities was due to the decline in proceeds from the sale of preferred stock and convertible debentures.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. As such, there is substantial doubt about our ability to continue as a going concern for a period of one year from the issuance of these financial statements without further financing.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the three-month period ended September 30, 2019 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be led by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings

None.

Item 1–A. Risk factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered sales of equity securities and use of proceeds

None during the three months ended September 30, 2019.

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

November 14, 2019

	By:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

