Form 10-K
period 2019-12-31
GOOD GAMING, INC.
filed 2020-03-30
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2019: $ 393,180.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 53,988,755 as of March 12, 2020.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

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

On December 12, 2018, the Company dissolved Crypto Strategies Group, Inc.

In March 2019, the Company discontinued Minecade and Olimpo servers and decided to focus on the core Good Gaming servers.

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

In 2017, the Company ran hundreds of tournaments on a regular basis with a dedicated customer base of over 30,000 members. Additionally, the Company expanded its website by offering content relevant to the member base with information relating to game play strategy and game news. This generated nearly 100,000 unique visits per month. In an effort to monetize that traffic, the Company employed the use of Google display advertising and tested a subscription model. After careful evaluation of the Company’s strategy, management decided to move away from free tournaments and custom content and focus on growing and monetizing our Minecraft server, which has grown substantially in popularity. This decision was a result of comprehensive competitive analysis and evaluations made in how the esports industry was shifting in its space. Tournaments and custom content are currently suspended while the Company grows revenue and focuses on expanding its efforts with Minecraft. The Company has also aggressively evaluated several business models and acquisition opportunities to resume its previous success as it is related to tournaments.

In 2018, the Company acquired the Minecade and Olimpo Minecraft servers in order to deliver on expansion efforts. This move, coupled with continued advancement of the core Good Gaming Minecraft server substantially increased revenues and traffic. By the end of the year, the Company struck a deal with a prominent Minecraft influencer, which resulted in the single highest monthly earnings achieved within the Minecraft division, to date.

In 2019, following a severe downturn of business in the Minecraft sector as a whole, the Company decided to temporarily suspend the Minecade and Olimpo networks and refocus its efforts back on the core Good Gaming server. Much of the year was spent upgrading and overhauling the server’s existing infrastructure, which had grown stale over prior years. The Company adapted its strategy to target long term success and consistency through major innovations in the SkyBlock and Prison game modes, and began work towards an ambitious full recode of the Minecade server.

Business Strategy

In the past, our management team’s strategy was to be a full-service company providing best in class tournaments, the best platform on which they are played, and content that is all about the esports world. We have looked at this strategy and have changed the way we view our business.

It was our ambition and strategy to be great at providing a place for amateurs to play. By focusing on what the gaming universe is lacking, it allowed us to focus on the promotion of teams, leagues and competition. We intended to begin with local servers and expand organically from there. We recognized there are millions of players who desire to compete within the gaming community.

However, as tournaments and investment in servers were not profitable to the Company, we have decided to focus on Minecraft. We have a well-established server and will continue to devote resources to developing and modifying Minecraft assets by introducing new SkyBlock Seasons and Minecraft Prison game modes within our server. We feel that we have learned how to monetize this and will be able to continue to grow and have it as a meaningful part of our business strategy.

Insurance Policies

We have an insurance policy through ARGO Group with the Insurance coverage of $1,000,000.

Employees

We have one contractor working on the Good Gaming project. He is our programmer, tournament administrator, and social media expert. Pursuant to our Management Services Agreement with ViaOne Services LLC, certain employees of ViaOne are deemed to be consultants of the Company.

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

None.

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

2018	High Bid	Low Bid
First Quarter, Ending March 31	$0.2900	$0.0225
Second Quarter, Ending June 30	$0.0400	$0.0100
Third Quarter, Ending September 30	$0.0200	$0.0100
Fourth Quarter, Ending December 31	$0.0438	$0.0055

2019	High Bid	Low Bid
First Quarter, Ending March 31	$0.0199	$0.0072
Second Quarter, Ending June 30	$0.0140	$0.0025
Third Quarter, Ending September 30	$0.0075	$0.0040
Fourth Quarter, Ending December 31	$0.0065	$0.0028

Holders

As of March 12, 2020, we have 53,988,755 shares of our common stock issued and outstanding held by 53 stockholders of record.

As of March 12, 2020, we had 7,500 shares of Series A Preferred Stock issued and outstanding, 68,997 shares of Series B Preferred Stock issued and outstanding, 1 share of Series C Preferred Stock issued and outstanding, and 0 shares of Series D Preferred Stock issued and outstanding.

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

As of March 12, 2020, we had 7,500 shares of our Series A preferred stock issued and outstanding, 68,997 shares of Series B preferred stock issued and outstanding, 1 share of our Series C Preferred Stock issued and outstanding, and 0 share of our Series D Preferred Stock issued and outstanding.

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

On September 21, 2018, RedDiamond modified the agreement with the Company. RedDiamond and the Company agreed that the Preferred Shares were convertible into Common Stock (the “Conversion Shares”) at the lower of the Fixed Conversion Price ($.06) or at the VWAP which were defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion; for the avoidance of doubt, RedDiamond did not waived its right to the 25% Conversion Premium as defined in the COD. The Company had the obligation to redeem 46.531 of the Preferred Shares (which represents 50% of the Preferred Shares Owned by RedDiamond) at 110% of the Stated Value of $46,531 by making three equal payments of $17,061 on October 15, 2018, November 15, 2018 and December 15, 2018. On January 10, 2019, RedDiamond converted the six shares of Series D Preferred Stock into common stock of the Company. As a result, we have no remaining shares of Series D Preferred Stock outstanding.

Options

We have not issued and do not have any outstanding options to purchase shares of our common stock.

Registration Rights

As of December 31, 2019, there are no other outstanding registration rights or similar agreements.

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

As of December 31, 2019, the total amount owed to ViaOne Services was $1,738,295.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

Shares Eligible for Future Sale

As of March 12, 2020, we had 53,988,755 shares of our common stock issued and outstanding, a breakdown of which follows:

●	33,889,211 shares are freely tradable without restrictions (commonly referred to as the “public float”)

●	20,099,544 shares are currently subject to the restrictions and sale limitations imposed by Rule 144.

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

On December 21, 2018, RedDiamond converted 10 shares of Series D Preferred Stock into 1,811,594 of the Company’s common stock.

On January 2, 2019, Lincoln Acquisition converted 200 shares of Preferred B Stock into 3,750,000 of the Company’s common stock

On January 10, 2019, RedDiamond converted 6 shares of Series D Preferred Stock into 520,833 of the Company’s common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2019, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. Management’s Discussion and Analysis

Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2019. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months from the date of issuance of these financial statements unless we obtain additional capital to pay our bills. This is because we have generated little revenue although revenue is anticipated to grow as we have completed the development of our website, sourced out suppliers for products to sell and sourced out customers to buy our products. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company and the revenue we generate from the sales of our products. We must raise cash to continue our project and build our operations.

Plan of Operation – Milestones

We are at an early stage of our new business operations. Over the next twelve months, our primary target milestones include:

1	Continue to achieve substantial growth within our Minecraft division. This is a profitable center for us and we expect the continued growth of our existing server, good-gaming.com as well.

2	Continue to evaluate opportunities which have synergies to our existing business line.

3	Anticipate sustainable financial profitability in 2021.

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

Results of Operations

December 31, 2019 as compared to December 31, 2018

●	Working Capital

	December 31, 2019	December 31, 2018
Current Assets	$10,772	$22,449
Current Liabilities	2,762,373	2,116,954
Working Capital (Deficit)	$(2,751,601)	$(2,094,505)

●	Operating Revenues

We have generated $49,519 in revenue in 2019 and $109,575 in revenue in the fiscal year of 2018, which reflects a decrease of $60,056 or 55%.

●	Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2019 were $905,442 compared with $990,445 for the year ended December 31, 2018. The decrease in operating expenses in the amount of $85,003 or 8.5% was attributed to decreases in general and administrative, contract labor, and professional fees, offset by an increase in depreciation and amortization expense.

During the year ended December 31, 2019, the Company recorded a net loss of $1,130,769 compared with a net loss of $991,693 for the year ended December 31, 2018. The increase in net loss in the amount of $139,076 or 14% was attributed to the decrease in revenues and operating expenses offset by an increase in value of the Company’s derivative liabilities.

●	Liquidity and Capital Resources

As of December 31, 2019, the Company’s cash balance consisted of $2,022 compared to cash balance of $12,449 as of December 31, 2018. The decrease in the cash balance was attributed to the financing that we received for day-to-day activities. As of December 31, 2019, the Company had $15,952 in assets compared to total assets of $501,302 as at December 31, 2018. The decrease in assets was attributable to the amortization of the assets purchased during the acquisition of Good Gaming, Inc.

As of December 31, 2019, the Company had total liabilities of $2,762,373 compared with total liabilities of $2,116,954 as of December 31, 2018. The increase in liabilities was attributable to increase in financing and in derivative liabilities.

As of December 31, 2019, the Company has a working capital deficit of $2,751,601 compared with a working capital deficit of $2,094,505 as of December 31, 2018 with the increase in the working capital deficit attributed to an increase in financing the Company received for general working capital purposes.

Cash flow from Operating Activities

During the year ended December 31, 2019, the Company used $432,716 of cash for operating activities compared to the use of cash in an amount of $739,684 for operating activities during the year ended December 31, 2018. The decrease of $306,968 or 41.5% was attributed to the net decrease in derivative liabilities.

Cash flow from Investing Activities

During the years ended December 31, 2019, the Company had used $478 in cash in investing activities compared to having $26,250 for the year ended December 31, 2018. The decrease of $26,728 was due to the Company’s decision to use the limited servers.

Cash flow from Financing Activities

During the year ended December 31, 2019, the Company received $421,810 of proceeds from financing activities compared to $717,346 during the year ended December 31, 2018. The decrease in net cash provided by financing activities was due to the decline in proceeds from the sale of preferred stock and convertible debentures.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Good Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Good Gaming, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2016

Bayville, NJ

March 30, 2020

361 Hopedale Drive SE	P (732) 822-4427

Bayville, NJ 08721	F (732) 510-0665

Good Gaming, Inc.

Balance Sheets

(Expressed in U.S. Dollars)

	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and Cash Equivalents	$2,022	$12,449
Prepaid expenses- related party	8,750	10,000

Total Current Assets	10,772	22,449

Furniture and Equipment, Net	5,180	28,853
Gaming Software, Net	-	450,000
TOTAL ASSETS	$15,952	$501,302
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$133,260	$111,973
Derivative Liability	777,118	574,797
Notes Payable- related party	13,440	13,440
Convertible Debentures, current	100,260	100,260
Notes Payable - ViaOne Services	1,738,295	1,316,484
Total Current Liabilities	2,762,373	2,116,954

Total Liabilities	2,762,373	2,116,954

Stockholders’ Deficit
Series A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8

Series B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 68,997 Shares	69	69

Series C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Shares	1	1

Series D Preferred Stock
Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share; Issued and Outstanding: 0 Share at December 31, 2019 and 1 Share at December 31, 2018	-	1

Common Stock
Authorized: 100,000,000 Common Shares, With a Par Value of $0.001 Per Share; Issued and Outstanding: 53,988,755 Shares at December 31, 2019 and 49,717,922 Shares at December 31, 2018	53,988	49,718

Additional Paid-In Capital	4,210,995	4,215,264
Accumulated Deficit	(7,011,482)	(5,880,713)
Total Stockholders’ Deficit	(2,746,421)	(1,615,652)
TOTAL LIABILITIES & DEFICIT	$15,952	$501,302

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statement of Operations

(Expressed in U.S Dollars)

	For the Years Ended December 31,
	2019	2018
Revenues	$49,519	$109,575
Cost of Revenues	23,020	29,943
Gross Profit	26,499	79,632

Operating Expenses
General & Administrative	54,966	110,323
Contract Labor	36,328	112,963
Payroll Expense	-	41,986
Depreciation and Amortization Expense	455,416	307,557
Professional Fees	358,732	417,616
Total Operating Expenses	905,442	990,445
Operating Loss	(878,943)	(910,813)
Other Income (Expense)
Loss on Stock Conversion	$-	(75,395)
Gain in Debt Settlement	-	40,000
Loss on disposal of Fixed Assets	(17,779)	-
Interest Income	-	-
Interest Expense	(31,726)	(21,958)
Gain (Loss) on Change in Fair Value of Derivative Liability	(202,321)	(23,527)
Total Other Income (Loss)	(251,826)	(80,880)
Net Loss Before Discontinued Operations	(1,130,769)	(991,693)
Discontinued Operations	-	-
Net Loss	$(1,130,769)	$(991,693)

Net Loss Per Share, Basic and Diluted	$(0.02)	$(0.04)

Weighted Average Shares Outstanding	53,921,421	24,158,309

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Cash Flows

(Expressed in U.S Dollars)

	For the Years Ended December 31,
	2019		2018
Operating Activities

Net Loss	$(1,130,769)		$(991,693)

Adjustments To Reconcile Net Loss to
Net Cash Used In Operating Activities-
Depreciation and Amortization	455,416		307,557
Gain on Debt Settlement	-		(40,000)
Change In Fair Value Of Derivative Liability	202,321		(23,527)
Loss on Disposal of Fixed Assets	17,779		-
Changes in operating assets and liabilities
Due from Affiliate		-	700
Prepaid Expenses	1,250		(10,000)
Accounts Payable and Accrued Liabilities	21,287		17,279

Net Cash Provided By (Used in) Operating Activities	(432,716)		(739,684)

Investing Activities

Proceeds from sale of Property and Equipment	2,500		-
Purchase Of Equipment	(2,022)		(26,250)

Net Cash Provided By (Used in) Investing Activities	478		(26,250)

Financing Activities

Proceeds From Sale Of Preferred Stock Series D	-		105,000
Repayments of Preferred Stock Series D	-		(63,241)
Due To ViaOne Services	421,811		675,587

Net Cash Provided By (Used In) Financing Activities	421,811		717,346

Change in Cash and Cash Equivalents	(10,427)		(48,588)

Cash and Cash Equivalents, Beginning Of Year	12,449		61,037

Cash and Cash Equivalents, End Of Year	$2,022		$12,449

Supplemental disclosure of cash flow information:
Cash paid for interest	$-		$-
Cash paid for taxes	$-		$-

Non-Cash Investing And Financing Activities
Common Shares Issued for Conversion Of Debt	$-		$290,134
Conversion of Loan to ViaOneDebt Discount Due To Beneficial Conversion Feature	$-		$-
Shares Issued For Acquisition Of Software	$-		$-

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Stockholders’ Deficit

(Expressed in U. S. Dollars)

	Preferred Stock										Additional
	Class A		Class B		Class C		Class D		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	7,500	8	164,781	165	1	1	105	1	2,881,424	2,881	3,996,373	(4,889,020)	(889,591)

Common shares issued for conversion of debt	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of common shares to preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of preferred shares B to common shares	-	-	(95,584)	(96)	-	-	-	-	19,116,800	19,117	(19,021)	-	-
Conversion of preferred shares D to Common Shares	-	-	-	-	-	-	(160)	(1)	15,023,505	15,024	(155,375)	-	(140,352)
Conversion of preferred shares D to Cash	-	-	-	-	-	-	(44)	-			-		-
Conversion of ViaOne Loan to Common Stocks	-	-	-	-	-	-	-	-	8,333,333	8,333	191,667		200,000
Conversion of Iconic Note 1 & 2	-	-	-	-	-	-	-	-	2,707,266	2,708	80,448		83,156
Conversion of HGT Convertible Note	-	-	-	-	-	-	-	-	1,655,594	1,655	16,173		17,828
Issuance of Series D Shares	-	-	-	-	-	-	105	1	-	-	104,999	-	105,000
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	(991,693)	(991,693)
Balance December 31, 2018	7,500	8	69,197	69	1	1	6	1	49,717,922	49,718	4,215,264	(5,880,713)	(1,615,652)

Conversion of preferred shares B to common shares	-	-	(200)	-	-	-	-	-	3,750,000	3,750	(3,750)	-	-
Conversion of preferred shares D to Common Shares	-	-	-	-	-	-	(6)	(1)	520,833	520	(519)	-	-
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	(1,130,769)	(1,130,769)
Balance December 31, 2019	7,500	$8	68,997	$69	1	$1	-	$-	53,988,755	$53,988	$4,210,995	$(7,011,482)	$(2,746,421)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2019, the Company had a working capital deficiency of $2,751,601 and an accumulated deficit of $7,011,482. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Reverse Stock Split

On February 17, 2017, the Board of Directors of the Company approved a reverse split of its common and preferred shares on a 1 for 1,000 basis. The Articles of Incorporation were amended, decreasing the authorized common shares from 2,000,000,000 to 100,000,000 and decreasing the authorized preferred shares from 450,000,000 to 2,250,000. A special meeting of the Company’s shareholders was not required since written consent was obtained by the stockholders who held the majority of the outstanding voting stock. The Reverse Stock Split became effective on June 14, 2017.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. On December 31, 2019 and December 31, 2018, the Company had 10,000,000 and 10,000,000 potentially dilutive shares from outstanding convertible debentures, respectively.

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

Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument categorized within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at December 31, 2019 and 2018 as follows:

Description	Fair Value Measurements at December 31, 2019 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$777,118	$-	$-	$777,118
Total	$777,118	$-	$-	$777,118

Description	Fair Value Measurements at December 31, 2018 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$574,797	$-	$-	$574,797
Total	$574,797	$-	$-	$574,797

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the Statements of Operations and are expensed as incurred. The Company incurred $14,080 and $55,838 in advertising and promotion expenses in the years ended December 31, 2019 and 2018, respectively.

Revenue Recognition

Revenue is recognized in accordance with ASC 606. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.. Revenues primarily include revenues from microtransactions. Microtransaction revenues are derived from the sale of virtual goods to the Company’s players. Proceeds from the sales of virtual goods directly are recognized as revenues when a player uses the virtual goods.

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

3. Other Assets

Furniture and fixtures consisted of the following:

	December 31,
	2019	2018
Computers	$14,998	$39,226
Accumulated Depreciation	(9,818)	(10,373)
	$5,180	$28,853

Depreciation expense for the years ended December 31, 2019 and 2018 was $5,416 and $7,557, respectively.

On February 17, 2016, the Company acquired Good Gaming’s assets including intellectual property, trademarks, software code, equipment and other from CMG Holdings Group, Inc. The Company valued the software purchased at $1,200,000. The software has a useful life of 5 years. During the 4th Quarter of 2018, the Company assessed the useful life of the software and determined that the remaining useful life was 1.25 years. As such, the Company prospectively is amortizing the Software through December 31, 2019. Amortization for the years ended December 31, 2019 and 2018 was $450,000 and $300,000, respectively. The software consisted of the following:

	December 31,
	2019	2018
Software	$1,200,000	$1,200,000
Accumulated Amortization	(1,200,000)	(750,000)
	$-	$450,000

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

On June 29, 2017, the Company issued Iconic a 10% Convertible Promissory Note in the principal amount of $27,000 (the “2017 Iconic Note”). Upon the execution of such Note, the sum of $9,000 was remitted and delivered to the Company. On August 14, 2017, Iconic remitted and delivered to the Company another $9,000. The Company was only required to repay the amount funded and the Company was not required to repay any unfunded portion of the 2017 Iconic Note. As of March 31, 2018, the Company had received a total $18,000 of the $27,000 principal amount. On April 16, 2018, the note was fully converted.

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

5. Derivative Liabilities

The following inputs and assumptions were used to value the convertible debentures outstanding during the years ended December 31, 2019 and December 31, 2018:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 194% and 381.8% at December 31, 2019 and 2018, respectively. The risk free rate was 1.48% and 2.45% at December 31, 2019 and 2018, respectively. The expected life was one year and the dividend yield was 0% for each year.

A summary of the activity of the derivative liability is shown below:

Balance, December 31, 2017	$570,643
Change in value	4,154
Balance, December 31, 2018	574,797
Change in value	202,321
Balance, December 31, 2019	$777,118

6. Common Stock

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

Equity Transactions for the Year Ended December 31, 2019:

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

As of December 31, 2019, we had 7,500 shares of our Series A preferred stock, 68,997 shares of Series B preferred stock, 1 share of Series C Preferred Stock, and 0 shares of Series D Preferred Stock issued and outstanding.

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

8. Warrant

In connection with the $100,000 convertible debenture issued to HGT, the Company issued HGT a warrant to purchase 100,000 shares of the Company’s common stock at $1.00 per share. This warrant was not exercised as of December 31, 2019, is exercisable through April 15, 2020 and had a remaining life of .29 years as of December 31, 2019. The intrinsic value of the warrant at December 31, 2019 was zero as the exercise price exceeded the closing stock price.

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

As of December 31, 2019, the total amount owed to ViaOne was $1,738,295. During the years ended December 31, 2019 and 2018, interest expense of $31,726 and $21,958 were incurred with related parties.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

The prepaid expenses are an insurance policy purchased from a related Company.

10. Income Taxes

The Company has a net operating loss carried forward of approximately $3,257,000 available to offset taxable income in future years which commence expiring in fiscal 2030.

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

The significant components of deferred income tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	2019	2018
Net Operating Loss Carryforward	$693,925	$545,754,
Valuation allowance	(693,925)	$(545,754)
Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of Canada (federal and provincial statutory rates) and of the United States (federal and state rates) of 21% to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2019	2018
Income tax recovery at statutory rate	$237,461	$208,256
Valuation allowance change	(237,4617)	$(208,256)
Provision for income taxes	$-	$-

11. Commitments and Contingencies

None.

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

None.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective until June 30, 2018.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 using the criteria established in “Internal Control - Integrated Framework (2013) ” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is the important entity-level control over the Company’s financial statements. Currently, the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – Until June 30, 2017, we did not maintain sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. From June 30, 2017 through December 31, 2018, due to the change in corporate officers and board of directors, we have implemented appropriate cash controls and enforced separation of accounting functions to appropriately maintain cash controls.

3.	We implemented appropriate information technology controls – As of December 31, 2019, we retain copies of all financial data and material agreements. There is a formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, we did not maintain effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors shall serve on the Board of Directors until their successors are elected and qualified. Our officers are appointed by our Board of Directors. The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position
David Dorwart	60	CEO, Director

Domenic Fontana	38	CFO, Director

Jordan Axt	38	CMO, Director

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

Involvement in Certain Legal Proceedings

During the past ten years, David Dorwart, Domenic Fontana, and Jordan Majikszak Axt have not been the subject of the following events:

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dorwart	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Domenic	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Fontana	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jordan	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Axt	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Grants of Plan-Based Awards

There were no plan-based awards outstanding as of December 31, 2019.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2019:

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
Axt

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors as of December 31, 2019.

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

(please advise)

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

As of March 12, 2020, we had 53,988,755 shares of common stock issued and outstanding.

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

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM

2019	$10,000	BOYLE CPA, LLC
2018	$10,000	BOYLE CPA, LLC

(2)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2019	$-	BOYLE CPA, LLC
2018	$-	BOYLE CPA, LLC

(3)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2019	$-	BOYLE CPA, LLC
2018	$-	BOYLE CPA, LLC

(4)	Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approved all accounting related activities prior to the performance of any services by any accountant or auditor.

(5)	The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) List of Financial statements included in Part II hereof:

Balance Sheets, as of December 31, 2019 and 2018

Statements of Operations for the years ended December 31, 2019 and 2018

Statements of Cash Flows for the years ended December 31, 2019 and 2018

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2019 and 2018

Notes to the Financial Statements

(2) List of Financial Statement schedules included in Part IV hereof: None.

(3) Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2020.

Good Gaming, Inc.

By:	/s/ David B. Dorwart
David Dorwart
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David B. Dorwart
David Dorwart	Chief Executive Officer and Chairman of the Board	March 30, 2020

/s/ Domenic Fontana
Domenic Fontana	Chief Financial Officer and Director	March 30, 2020

/s/ Jordan Axt
Jordan Axt	Chief Marketing Officer and Director	March 30, 2020

