Form 10-Q
period 2020-03-31
GOOD GAMING, INC.
filed 2020-05-15
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of May 8, 2020, there were 53,988,755 issued and outstanding shares of common stock of the registrant, par value $0.001.

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

3

PART 1

Item 1. Financial Statements

Good Gaming, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	$1,962	$2,022
Prepaid expenses	-	8,750
Total Current Assets	1,962	10,772

Property and Equipment, Net	4,407	5,180
Gaming Software, Net	-	-
TOTAL ASSETS	$6,369	$15,952
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$142,693	$133,260
Derivative Liability	748,664	777,118
Notes Payable	13,440	13,440
Convertible Debentures, current	100,260	100,260
Notes Payable - ViaOne Services	1,831,801	1,738,295
Total Current Liabilities	2,836,858	2,762,373

Total Liabilities	2,836,858	2,762,373

Stockholders’ Deficit
Series A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Series B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 68,997 Shares	69	69
Series C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Shares	1	1
Series D Preferred Stock
Authorized: Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 0 Shares,	-	-
Common Stock
Authorized: 100,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 53,988,755 Shares	53,988	53,988
Additional Paid-In Capital	4,210,995	4,210,995
Accumulated Deficit	(7,095,550)	(7,011,482)
Total Stockholders’ Deficit	(2,830,489)	(2,746,421)
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT	$6,369	$15,952

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the three months ended March 31,
	2020	2019
Revenues	$782	$20,781
Cost of Revenues	3,260	6,561
Gross Profit	(2,478)	14,220

Operating Expenses
General & Administrative	9,271	11,720
Contract Labor	4,500	22,828

Depreciation and Amortization Expense	773	122,114
Professional Fees	87,568	93,038
Total Operating Expenses	102,112	249,700
Operating Loss	(104,590)	(235,480)
Other Income (Expense)
Interest Income	-	-
Interest Expense	(7,932)	(7,932)
Loss on disposal of fixed assets	-	(17,233)
Gain (Loss) on Change in Fair Value of Derivative Liability	28,454	65,435
Total Other Income (Loss)	20,522	40,270

Net Loss	$(84,068)	$(195,210)

Net Loss Per Share, Basic and Diluted	$-	$-

Weighted Average Shares Outstanding	53,988,755	53,853,338

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statements of Cash Flows

(Expressed in U.S Dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Operating Activities

Net Loss	$(84,068)	$(195,210)

Adjustments To Reconcile Net Loss to Net Cash Used In Operating Activities
Depreciation and amortization	773	122,114
Loss on disposal of fixed assets	-	17,233
Change In Fair Value Of Derivative Liability	(28,454)	(65,435)
Changes in operating assets and liabilities
Due from Affiliate	-	-
Prepaid expenses	8,750	7,500
Accounts Payable and Accrued Liabilities	9,433	1,077

Net Cash Provided By (Used in) Operating Activities	(93,566)	(112,721)

Investing Activities

Purchase of Property and Equipment	-	-

Net Cash Provided By (Used in) Investing Activities	-	-

Financing Activities

Repayment of Series D Preferred Stock	-	-
Proceeds From Note Payable	-	-
Proceeds From Sale Of Series D Preferred Stock	-	-
Due To ViaOne Services	93,506	106,199

Net Cash Provided By (Used In) Financing Activities	93,506	106,19	*9

Change in Cash and Cash Equivalents	(60)	(6,522)

Cash and Cash Equivalents, Beginning Of Period	2,022	12,449

Cash and Cash Equivalents, End Of Period	$1,962	$5,927

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Common Shares Issued for Conversion Of Debt	$-	$290,134
Shares Issued For Acquisition Of Software	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

	Preferred Stock										Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	7,500	$8	68,197	$69	1	$1	-	$-	53,988,755	$53,988	$4,210,995	$(7,011,482)	$(2,746,421)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(84,067)	(84,067)

Balance, March 31, 2020	7,500	$8	68,197	$69	1	$1	-	$-	53,988,755	$53,988	$4,210,995	$(7,095,549)	$(2,830,488)

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

	Preferred Stock										Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	7,500	$8	69,197	$69	1	$1	6	$1	49,717,922	$49,718	$4,215,264	$(5,880,713)	$(1,615,652)

Conversion of Series B preferred shares to common shares	-	-	(200)	-	-	-	-	-	3,750,000	3,750	(3,750)	-	-
Conversion of Series D preferred shares to Common Shares	-	-	-	-	-	-	(6)	(1)	520,833	520	(519)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(195,210)	(195,210)

Balance, March 31, 2019	7,500	$8	68,997	$69	1	$1	-	$-	53,988,755	$53,988	$4,210,995	$(6,075,923)	$(1,810,862)

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

1.	Nature of Operations and Continuance of Business

Good Gaming, Inc. (Formerly HDS International Corp.) (the “Company”) was incorporated on November 3, 2008 under the laws of the State of Nevada. The Company is a leading tournament gaming platform and online destination targeting over 250 million e-sports players and participants worldwide that want to compete at the high school or college level. A substantial portion of the Company’s activities has involved in developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any substantial revenue to date. Beginning in 2018, the Company began deriving revenue by providing transaction verification services within the digital currency networks of cryptocurrencies. However, on December 12, 2018, the Company discontinued such transaction verification services by dissolving Crypto Strategies Group, Inc., its wholly-owned subsidiary.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2020 and December 31, 2019, the Company had 10,000,000 and 10,000,000 potentially dilutive shares from outstanding convertible debentures, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as at March 31, 2020 and 2019 as follows:

Description	Fair Value Measurements at March 31, 2020 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$748,664	$-	$-	$748,664
Total	$748,664	$-	$-	$748,664

Description	Fair Value Measurements at March 31, 2019 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$509,362	$-	$-	$509,362
Total	$509,362	$-	$-	$509,362

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $295 and $2,420 in advertising and promotion expenses in the three months ended March 31, 2020 and 2019, respectively.

Revenue Recognition

Revenue is recognized in accordance with ASC 606. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Revenues primarily include revenues from microtransactions. Microtransaction revenues are derived from the sale of virtual goods to the Company’s players. Proceeds from the sales of virtual goods directly are recognized as revenues when a player uses the virtual goods.

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

3. Other Assets

Property and Equipment consisted of the following:

	March 31,
	2020	2019
Computers and servers	$13,446	$19,242

Accumulated Depreciation	(9,039)	(9,736)

	$4,407	$9,506

Depreciation expense for the three months ended March 31, 2020 and 2019 was $773 and $2,114, respectively.

In March of 2019, the Company discontinued Minecade and Olimpo servers and decided to focus on Minecraft servers. The Company recognized a loss of $17,233 on the disposal of these servers.

On February 17, 2016, the Company acquired Good Gaming’s assets including intellectual property, trademarks, software code, equipment and other from CMG Holdings Group, Inc. The Company valued the software purchased at $1,200,000. The software has a useful life of 5 years. During the three months ended March 31, 2018, the Company acquired two additional software servers for $26,250. During the 4th Quarter of 2018, the Company assessed the useful life of the software and determined that the remaining useful life was 1.25 years. On December 31, 2019, the Company fully amortized the software. Amortization for the three months ended March 31, 2020 and 2019 was $0 and $120,000, respectively.

The software consisted of the following:

	March 31,
	2020	2019
Software	$1,200,000	$1,200,000

Accumulated Amortization	(1,200,000)	(870,000)

	$-	$330,000

4. Debt

Convertible Debentures

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

The following inputs and assumptions were used to value the convertible debentures outstanding during the years ended March 31, 2020 and March 31, 2019:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 194.6% and 206.9% at March 31, 2020 and 2019, respectively. The risk free rate was .04% and 2.43% at March 31, 2020 and 2019, respectively. The expected life was one year and the dividend yield was 0% for each year.

A summary of the activity of the derivative liability is shown below:

Balance, March 31, 2018	$325,693
Change in value	183,669
Balance, March 31, 2019	509,362
Change in value	239,302
Balance, March 31, 2020	748,664

6.	Common Stock

Share Transactions for the Quarter Ended March 31, 2019:

On January 02, 2019, Lincoln Acquisition converted 200 shares of Series B Preferred Stock into 3,750,000 shares of the Company’s common stock

On January 10, 2019, RedDiamond converted 6 shares of Series D Preferred Stock into 520,833 shares of the Company’s common stock.

Share Transactions for the Quarter Ended March 31, 2020:

None.

7.	Preferred Stock

Our Articles of Incorporation authorize us to issue up to 2,250,350 shares of preferred stock, $0.001 par value. Of the 2,250,350 authorized shares of preferred stock, the total number of shares of Series A Preferred Stock the Corporation shall have the authority to issue is 2,000,000, with a stated par value of $0.001 per share, the total number of shares of Series B Preferred Stock the Corporation shall have the authority to issue is 249,999, with a stated par value of $0.001 per share, the total number of shares of Series C Preferred Stock the Corporation shall have the authority to issue is 1, with a stated par value of $0.001 per share, and the total number of shares of Series D Preferred Stock the Corporation shall have the authority to issue is 350, with a stated par value of $0.001 per share. Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors’ power to set the terms of, and our ability to issue preferred stock, will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of March 31, 2020, we had 7,500 shares of our Series A preferred stock, 68,997 shares of Series B preferred stock, 1 shares of Series C Preferred Stock, and 0 share of Series D Preferred Stock issued and outstanding.

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

The 0 issued and outstanding shares of Series D Preferred Stock were convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion.

The holders of Series A, Series B, Series C and Series D have a liquidation preference to the common shareholders.

8.	Warrant

In connection with the $100,000 convertible debenture issued to HGT Capital, LLC (“HGT”), the Company issued HGT a warrant to purchase 100,000 shares of the Company’s common stock at $1.00 per share. This warrant was not exercised as of March 31, 2020, was exercisable through April 15, 2020 and had a remaining life of .04 years as of March 31, 2020. The intrinsic value of the warrant at March 31, 2020 was zero as the exercise price exceeded the closing stock price on March 31, 2020. The warrant expired unexercised on April 15, 2020.

9.	Related Party Transactions

On or around April 7, 2016, Silver Linings Management, LLC funded the Company $13,440 in the form of convertible debentures secured by certain high-powered gaming machines purchased from XIDAX. Such note bore interest at a rate of 10% per annum, payable in cash or kind at the option of the Company, matured on April 1, 2018, and was convertible into Series B Preferred shares at the option of the holder at any time. On January 08, 2019, Silver Linings Management, LLC converted its Series B Preferred shares into shares of the Company’s Common Stock.

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

On September 27, 2018, the Company and ViaOne, entered into a Line of Credit Agreement (the “LOC Agreement”), pursuant to which the Company issued a secured promissory note with the initial principal amount of $25,000 to ViaOne in exchange for a loan of $25,000 (the “Initial Loan Amount”). In accordance with this Agreement, the Company may request ViaOne to provide loans of up to $250,000, including the Initial Loan Amount, and ViaOne has the right to decide whether it will honor such request. The Initial Loan Amount became due on September 30, 2019 (the “Maturity Date”) and bore an interest rate of 8.0% per annum. The unpaid principal and interest of the Promissory Note after the Maturity Date accrued interest at a rate of 18.0% per annum. The principal amount of the Promissory Note may increase from time to time up to $250,000 in accordance with the terms and conditions of the Agreement. In connection with the Agreement and Promissory Note, the Company and ViaOne executed a security agreement dated September 27, 2018 whereby the Company granted ViaOne a security interest in all of its assets, including without limitation, cash, inventory, account receivables, real property and intellectual properties, to secure the repayment of the loans made pursuant to the LOC Agreement and Promissory Note.

As of March 31, 2020, the total amount the Company owed to ViaOne Services was $1,831,801.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

10.	Income Taxes

The Company has a net operating loss carried forward of $3,341,067 available to offset taxable income in future years until the end of the fiscal year of 2030.

The significant components of deferred income tax assets and liabilities at March 31, 2020 and 2019 are as follows:

	2019	2018
Net Operating Loss Carryforward	$701,580	$554,4381

Valuation allowance	(701,580)	$(554,438)

Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2020	2019
Income tax recovery at statutory rate	$(17,654)	$(40,994)

Valuation allowance change	17,654	$40,994

Provision for income taxes	$-	$-

11. Commitments and Contingencies

None.

12. Subsequent Events

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

Domenic Fontana is currently the Sr. Vice President of ViaOne Services and a board member. He is an experienced CPA and financial executive who has worked in progressively more advanced executive roles throughout his career. Having worked at Verizon, Ebay and now ViaOne Services over the last 14 years, he has developed intimate and extensive knowledge of executive level management and the telecommunications industry. He has worked in all aspects of Finance, Accounting, Treasury, and Operations.

Jordan Majkszak Axt, a board member, is a results-producing marketing professional with over 15 years of experience successfully developing marketing and branding strategies. He has been consistently noted by executives, colleagues, and journalists for his specific expertise in bringing products and services online with a comprehensive digital go-to-market strategy. He has previously held executive level positions as Director of Marketing for ProfitPoint Inc. and Clutch Holdings LLC. He is currently Sr. Director of Marketing of ViaOne Services where he develops all marketing and customer acquisition strategies for 14 consumer facing brands.

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

In 2019, following a severe downturn of business in the Minecraft sector as a whole, the Company decided to temporarily suspend the Minecade and Olimpo networks and refocus its efforts back on the core Good Gaming server. Much of the year was spent upgrading and overhauling the server’s existing infrastructure, which had grown stale over prior years. The Company adapted its strategy to target long term success and consistency through major innovations in the SkyBlock and Prison game modes, and began working towards an ambitious full recode of the Minecade server.

As of March 31, 2020, the Company finalized its infrastructure overhaul for use in upcoming releases. A new, experimental version of Prison, Prison MMO, was launched as an early access game mode in February. Prison MMO is designed to be a self-sustaining Minecraft game mode which incorporates elements of the Massively Multiplayer Online video game genre. The Company expects steady growth from this mode as it continues to be developed.

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

Results of Operations

The three months ended March 31, 2020 as compared to March 31, 2019

● Working Capital

	March 31, 2020	March 31, 2019
Current Assets	$1,962	$8,427

Current Liabilities	2,836,858	2,158,795

Working Capital (Deficit)	$(2,834,896)	$(2,150,368)

● Operating Revenues

We have generated $782 in revenue in the three months ended March 31, 2020 and $20,781 in revenue in the three months ended March 31, 2019, which reflects a decrease of $19,999 or 96.24%. The decrease in revenue was attributed to the issues the Company had with the servers when they launched the new version of the game modes.

● Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2020 were $102,112 compared with $249,700 for the three months ended March 31, 2019, which reflects a decrease of $147,588 or 59.11%. The decrease in expenses was attributable to the complete amortization of the assets purchased during the acquisition of Good Gaming, Inc. in 2019.

During the three months ended March 31, 2020, the Company recorded a net loss of $84,068 compared with a net profit of $195,210 for the three months ended March 31, 2019, which reflects a decrease of $111,142 or 56.93%. The decrease in net loss was attributed to the decrease in revenues and the decrease in the change in value of the Company’s derivative liabilities.

● Liquidity and Capital Resources

As of March 31, 2020, the Company’s cash balance consisted of $1,962 compared to cash balance of $5,927 as of March 31, 2019. The decrease in the cash balance was attributed to the decrease in financing that we received for day-to-day activities. As of March 31, 2020, the Company had $6,369 in total assets compared to total assets of $347,933 at March 31, 2019. The decrease in total assets was attributable to the complete amortization of the assets purchased during the acquisition of Good Gaming, Inc. in 2019.

As of March 31, 2020, the Company had total liabilities of $2,836,858 compared with total liabilities of $2,158,795 as of March 31, 2019. The increase in liabilities was attributable to increase in financing and offset by decrease in derivative liabilities.

As of March 31, 2020, the Company has a working capital deficit of $2,834,896 compared with a working capital deficit of $2,150,368 as of March 31, 2019 with the increase in the working capital deficit attributed to an increase in financing the Company received for general working capital purposes.

Cash flow from Operating Activities

During the three months ended March 31, 2020, the Company used $93,566 of cash for operating activities compared to the use of cash in an amount of $112,721 for operating activities during the three months ended March 31, 2019, which reflects a decrease of $19,155 or 16.99%. The decrease in the use of cash for operating activities was attributed to the net decrease in derivative liabilities.

Cash flow from Investing Activities

The Company had $0 in cash used in investing activities during the quarter ended March 31, 2020 and March 31, 2019. The Company decided not to buy any new servers at this point.

Cash flow from Financing Activities

During the year ended March 31, 2020, the Company received $93,506 of proceeds from financing activities compared to $106,199 during the year ended March 31, 2019, which reflects a decrease of $12,693 or 11.95%. The decrease in proceeds from financing activities was due to the decrease in financing that we received for day-to-day activities.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the three-month period ended March 31, 2020 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be led by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings

None.

Item 1–A. Risk factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered sales of equity securities and use of proceeds

There were no issuance of unregistered sales of equity securities during the three months ended March 31, 2020.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other information

None.

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

Good Gaming, Inc.
(the “Registrant”)

May 15, 2020

	BY:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

