Form 10-Q
period 2020-06-30
GOOD GAMING, INC.
filed 2020-08-14
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of July 30, 2020, there were 53,988,755 issued and outstanding shares of common stock of the registrant, par value $0.001.

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

3

PART 1

Item 1. Financial Statements

Good Gaming, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	$2,142	$2,022
Prepaid expenses- related party	24,375	8,750
Total Current Assets	26,517	10,772

Property and Equipment, Net	6,955	5,180
Gaming Software, Net	-	-
TOTAL ASSETS	$33,472	$15,952
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$149,123	$133,260
Derivative Liability	1,190,730	777,118
Notes Payable	13,440	13,440
Convertible Debentures, current	100,260	100,260
Notes Payable - ViaOne Services	1,964,419	1,738,295
Total Current Liabilities	3,417,972	2,762,373

Total Liabilities	3,417,972	2,762,373

Stockholders’ Deficit
Series A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Series B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 68,997 Shares	69	69
Series C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Shares	1	1
Series D Preferred Stock
Authorized: Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 0 Shares,	-	-
Common Stock
Authorized: 100,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 53,988,755 Shares	53,988	53,988
Additional Paid-In Capital	4,210,995	4,210,995
Accumulated Deficit	(7,649,561)	(7,011,482)
Total Stockholders’ Deficit	(3,384,500)	(2,746,421)
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT	$33,472	$15,952

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the three months ended June 30,
	2020	2019
Revenues	$4,544	$7,047
Cost of Revenues	3,262	2,800
Gross Profit	1,282	4,247

Operating Expenses
General & Administrative	9,476	12,934
Contract Labor	4,500	4,500

Depreciation and Amortization Expense	2,787	121,013
Professional Fees	88,533	90,036
Total Operating Expenses	105,296	228,483
Operating Loss	(104,014)	(224,236)
Other Income (Expense)
Interest Income	-	-
Interest Expense	(7,931)	(7,932)
Loss on disposal of fixed assets	-	-
Gain (Loss) on Change in Fair Value of Derivative Liability	(442,066)	(18,975)
Total Other Income (Loss)	(449,997)	(26,907)

Net Loss	$(554,011)	$(251,143)

Net Loss Per Share, Basic and Diluted	$(0.01)	$-

Weighted Average Shares Outstanding	53,988,755	53,853,338

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the Six months ended June 30,
	2020	2019
Revenues	$5,326	$27,848
Cost of Revenues	6,522	9,362
Gross Profit	(1,196)	18,466

Operating Expenses
General & Administrative	18,747	24,655
Contract Labor	9,000	27,328

Depreciation and Amortization Expense	3,560	243,127
Professional Fees	176,101	183,073
Total Operating Expenses	207,408	478,183
Operating Loss	(208,604)	(459,717)
Other Income (Expense)
Interest Income	-	-
Interest Expense	(15,863)	(15,863)
Loss on disposal of fixed assets	-	(17,233)
Gain (Loss) on Change in Fair Value of Derivative Liability	(413,612)	46,461
Total Other Income (Loss)	(429,475)	13,365

Net Loss	$(638,079)	$(446,352)

Net Loss Per Share, Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	53,921,421	53,853,338

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statements of Cash Flows

(Expressed in U.S Dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Operating Activities

Net Loss	$(638,079)	$(446,352)

Adjustments To Reconcile Net Loss to Net Cash Used In Operating Activities
Depreciation and amortization	3,560	243,127
Loss on disposal of fixed assets	-	17,233
Change In Fair Value Of Derivative Liability	413,612	(46,461)
Changes in operating assets and liabilities
Due from Affiliate	-	-
Prepaid expenses	(15,625)	(16,250)
Accounts Payable and Accrued Liabilities	15,863	5,583

Net Cash Provided By (Used in) Operating Activities	(220,669)	(243,120)

Investing Activities

Purchase of Property and Equipment	(5,335)	(2,022)

Net Cash Provided By (Used in) Investing Activities	(5,335)	(2,022)

Financing Activities

Due To ViaOne Services	226,124	234,737

Net Cash Provided By (Used In) Financing Activities	226,124	234,737

Change in Cash and Cash Equivalents	120	(10,405)

Cash and Cash Equivalents, Beginning Of Period	2,022	12,449

Cash and Cash Equivalents, End Of Period	$2,142	$2,044

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Common Shares Issued for Conversion Of Debt	$-	$290,134
Shares Issued For Acquisition Of Software	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

	Preferred Stock										Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	7,500	$8	68,197	$69	1	$1	-	$-	53,988,755	$53,988	$4,210,995	$(7,011,482)	$(2,746,421)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(84,068)	(84,068)

Balance, March 31, 2020	7,500	8	68,197	69	1	1	-	-	53,988,755	53,988	4,210,995	(7,095,550)	(2,830,489)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(554,011)	(554,011)

Balance, June 30, 2020	7,500	$8	68,197	$69	1	$1	-	$-	53,988,755	$53,988	$4,210,995	$(7,649,561)	$(3,384,500)

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

	Preferred Stock										Additional
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	7,500	$8	69,197	$69	1	$1	6	$1	49,717,922	$49,718	$4,215,264	$(5,880,713)	$(1,615,652)

Conversion of preferred series B shares to common shares	-	-	(200)	-	-	-	-	-	3,750,000	3,750	(3,750)	-	-
Conversion of preferred series D shares to Common Shares	-	-	-	-	-	-	(6)	(1)	520,833	520	(519)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(195,210)	(195,210)

Balance, March 31, 2019	7,500	8	68,997	69	1	1	-	-	53,988,755	53,988	4,210,995	(6,075,923)	(1,810,862)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(251,143)	(251,143)

Balance, June 30, 2019	7,500	$8	68,997	$69	1	$1	-	$-	53,988,755	$53,988	$4,210,995	$(6,327,066)	$(2,062,005)

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2020 and December 31, 2019, the Company had 10,000,000 and 10,000,000 potentially dilutive shares from outstanding convertible debentures, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as at June 30, 2020 and 2019 as follows:

	Fair Value Measurements at June 30, 2020 Using Fair Value Hierarchy
Description	Total	Level 1	Level 2	Level 3
Derivative liability	$1,190,730	$-	$-	$1,190,730
Total	$1,190,730	$-	$-	$1,190,730

	Fair Value Measurements at June 30, 2019 Using Fair Value Hierarchy
Description	Total	Level 1	Level 2	Level 3
Derivative liability	$528,337	$-	$-	$528,337
Total	$528,337	$-	$-	$528,337

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $958 and $1,050 in advertising and promotion expenses in the three months ended June 30, 2020 and 2019, respectively.

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

3. Other Assets

Property and Equipment consisted of the following:

	June 30,
	2020	2019
Computers and servers	$18,781	$19,248

Accumulated Depreciation	(11,826)	(8,733)

	$6,955	$10,515

Depreciation expense for the six months ended June 30, 2020 and 2019 was $3,560 and $3,127, respectively.

In March of 2019, the Company discontinued Minecade and Olimpo servers and decided to focus on Minecraft servers. The Company recognized a loss of $17,233 on the disposal of these servers.

On February 17, 2016, the Company acquired Good Gaming’s assets including intellectual property, trademarks, software code, equipment and other from CMG Holdings Group, Inc. The Company valued the software purchased at $1,200,000. The software has a useful life of 5 years. During the three months ended March 31, 2018, the Company acquired two additional software servers for $26,250. During the 4th Quarter of 2018, the Company assessed the useful life of the software and determined that the remaining useful life was 1.25 years. On December 31, 2019, the Company fully amortized the software. Amortization for the six months ended June 30, 2020 and 2019 was $0 and $240,000, respectively.

The software consisted of the following:

	June 30,
	2020	2019
Software	$1,200,000	$1,200,000

Accumulated Amortization	(1,200,000)	(990,000)

	$-	$210,000

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

The following inputs and assumptions were used to value the convertible debentures outstanding during the years ended June 30, 2020 and June 30, 2019:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 256.8% and 231.1% at June 30, 2020 and 2019, respectively. The risk free rate was 0.13% and 2.18% at June 30, 2020 and 2019, respectively. The expected life was one year and the dividend yield was 0% for each year.

A summary of the activity of the derivative liability is shown below:

Balance, June 30, 2018	$268,031
Change in value	260,306
Balance, June 30, 2019	528,337
Change in value	662,393
Balance, June 30, 2020	1,190,730

6.	Common Stock

Share Transactions for the Quarter Ended June 30, 2019:

On January 02, 2019, Lincoln Acquisition converted 200 shares of Series B Preferred Stock into 3,750,000 shares of the Company’s common stock

On January 10, 2019, RedDiamond converted 6 shares of Series D Preferred Stock into 520,833 shares of the Company’s common stock.

Share Transactions for the Quarter Ended June 30, 2020:

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

As of June 30, 2020, we had 7,500 shares of our Series A preferred stock, 68,997 shares of Series B preferred stock, 1 shares of Series C preferred stock, and 0 share of Series D preferred stock issued and outstanding.

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

The one issued and outstanding shares of Series C Preferred Stock has voting rights equivalent to 51% of all shares entitled to vote and is held by ViaOne Services LLC, a Company controlled by our CEO.

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any share of Series D preferred stock issued and outstanding as of June 30, 2020.

The holders of Series A, Series B, Series C and Series D have a liquidation preference to the common shareholders.

8.	Warrant

In connection with the $100,000 convertible debenture issued to HGT Capital, LLC (“HGT”), the Company issued HGT a warrant to purchase 100,000 shares of the Company’s common stock at $1.00 per share. This warrant was not exercised and expired on April 15, 2020.

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

As of June 30, 2020, the total amount the Company owed to ViaOne Services was $1,964,419.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

10.	Income Taxes

The Company has a net operating loss carried forward of $3,894,866 available to offset taxable income in future years.

The significant components of deferred income tax assets and liabilities at June 30, 2020 and 2019 are as follows:

	2020	2019
Net Operating Loss Carryforward	$817,922	$607,178

Valuation allowance	(817,922)	$(607,178)

Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2020	2019
Income tax recovery at statutory rate	$(133,997)	$(93,734)

Valuation allowance change	133,997	$(73,734)

Provision for income taxes	$-	$-

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

As of March 31, 2020, the Company finalized its infrastructure overhaul for use in upcoming releases. A new, experimental version of Prison, Prison MMO, was launched as an early access game mode in February. Prison MMO is designed to be a self-sustaining Minecraft game mode which incorporates elements of the Massively Multiplayer Online video game genre. The Company expects steady growth from this mode as it continues to be developed. On April 1st the company released its first iteration of a new SkyBlock gamemode, SkyBlock Spring, to some strong success.

Business Strategy

In the past, our management team’s strategy was to be a full-service company providing best in class tournaments, the best platform on which they are played, and content that is all about the esports world. We have looked at this strategy and have changed the way we view our business.

It was our ambition and strategy to be great at providing a place for amateurs to play esports. By focusing on what the gaming universe is lacking, it allowed us to focus on the promotion of teams, leagues and competition. We intended to begin with local servers and expand organically from there. We recognized there are millions of players who desire to compete within the gaming community.

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

Results of Operations

The three months ended June 30, 2020 as compared to June 30, 2019

● Operating Revenues

We have generated $4,544 in revenue in the three months ended June 30, 2019 and $7,047 in revenue in the three months ended June 30, 2019, which reflects a decrease of $2,503 or 35.5%. The decrease in revenue was attributed to the issues the Company had with the servers when they launched the new version of the game modes.

● Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2020 were $105,296 compared with $228,484 for the three months ended June 30, 2019. The decrease in operating expenses in the amount of $123,187 or 53.9% was attributable to decrease in professional fees for day to day operations and the complete amortization of the assets purchased during the acquisition of Good Gaming, Inc. in 2019.

During the three months ended June 30, 2020, the Company recorded a net loss of $554,012 compared with a net loss of $251,143 for the three months ended June 30, 2019. The increase in net loss in the amount of $302,869 or 121% was attributed to the decrease in revenues and the change in value of the Company’s derivative liabilities.

The six months ended June 30, 2020 as compared to June 30, 2019

● Working Capital

	June 30, 2020	June 30, 2019
Current Assets	$26,517	$48,755

Current Liabilities	3,417,972	1,555,425

Working Capital (Deficit)	$(3,391,455)	$(1,506,670)

● Operating Revenues

We have generated $5,236 in revenue in the six months ended June 30, 2020 and $27,828 in revenue in the six months ended June 30, 2019, which reflects a decrease of $22,502 or 80.86%. The decrease in revenue was attributed to the issues the Company had with the servers when they launched the new version of the game modes.

● Operating Expenses and Net Loss

Operating expenses for the six months ended June 30, 2020 were $207,408 compared with $478,183 for the six months ended June 30, 2019, which reflects a decrease of $270,775 or 56.62% attributed to decrease in professional fees for day to day operations and the complete amortization of the assets purchased during the acquisition of Good Gaming, Inc. in 2019.

During the six months ended June 30, 2020, the Company recorded a net loss of $638,079 compared with a net loss of $446,352 for the six months ended June 30, 2019, which reflects a decrease of $191,727 or 42.95%. The decrease in net loss was attributed to the decrease in revenues and the change in value of the Company’s derivative liabilities.

● Liquidity and Capital Resources

As of June 30, 2020, the Company’s cash balance consisted of $2,124 compared to cash balance of $2,044 as of June 30, 2019. The increase in the cash balance was attributed to the increase in financing that we received for day-to-day activities. As of June 30, 2020, the Company had $33,472 in total assets compared to total assets of $248,809 on June 30, 2019. The decrease in total assets was attributable to the complete amortization of the assets purchased during the acquisition of Good Gaming, Inc. in 2019.

As of June 30, 2020, the Company had total liabilities of $3,417,973 compared with total liabilities of $2,310,814 as of June 30, 2019. The increase in liabilities was attributable to increase in financing and in derivative liabilities.

As of June 30, 2020, the Company has a working capital deficit of $3,391,546 compared with a working capital deficit of $2,282,520 as of June 30, 2019. The increase was attributed to an increase in financing the Company received for general working capital purposes and change in derivative liability.

Cash flow from Operating Activities

During the six months ended June 30, 2020, the Company used $220,669 in operating activities compared to $243,120 for the six month ended June 30, 2019, which reflects a decrease of $22,451 or 9.23%. The decrease in the use of cash for operating activities was attributed to the change in derivative liabilities.

Cash flow from Investing Activities

During the quarter ended June 30, 2020, the Company had $5,335 in cash used in investing activities compared to $2,022 for the quarter ended June 30, 2019. The increase in cash used in investing activities was attributed to the new fixed assets the Company bought for day to day activities.

Cash flow from Financing Activities

During the month ended June 30, 2020, the Company received $226,124 of proceeds from financing activities compared to $234,737 during the month ended June 30, 2019, which reflects a decrease of $8,613 or 3.67%. The decrease in proceeds from financing activities was due to the decrease in financing that we received for day-to-day activities.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the three-month period ended June 30, 2020 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be led by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings

None.

Item 1–A. Risk factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered sales of equity securities and use of proceeds

There were no issuance of unregistered sales of equity securities during the three months ended June 30, 2020.

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

Good Gaming, Inc.
(the “Registrant”)

August 14, 2020

	BY:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

