Form 10-Q
period 2020-09-30
GOOD GAMING, INC.
filed 2020-11-16
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of October 30, 2020, there were 59,409,280 issued and outstanding shares of common stock of the registrant, par value $0.001.

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

3

PART 1

Item 1. Financial Statements

Good Gaming, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	$3,069	$2,022
Prepaid expenses- related party	16,250	8,750
Total Current Assets	19,319	10,772

Property and Equipment, Net	6,415	5,180
Gaming Software, Net	-	-
TOTAL ASSETS	$25,734	$15,952
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$157,061	$133,201
Derivative Liability	991,322	777,118
Notes Payable	13,440	13,440
Convertible Debentures, current	82,605	100,260
Notes Payable - ViaOne Services	2,061,677	1,738,295
Total Current Liabilities	3,306,105	2,762,373

Total Liabilities	3,306,105	2,762,373

Stockholders’ Deficit
Series A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Series B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 68,997 Shares	69	69
Series C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Shares	1	1
Series D Preferred Stock
Authorized: Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 0 Shares,	-	-
Common Stock
Authorized: 100,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 59,409,280 and 53,988,755 Shares	59,409	53,988
Additional Paid-In Capital	4,223,229	4,210,995
Accumulated Deficit	(7,563,088)	(7,011,423)
Total Stockholders’ Deficit	(3,280,371)	(2,746,421)
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT	$25,734	$15,952

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the three months ended September 30,
	2020	2019
Revenues	$2,554	$10,567
Cost of Revenues	3,213	7,558
Gross Profit	(659)	3,009

Operating Expenses
General & Administrative	13,333	20,066
Contract Labor	4,500	4,500
Depreciation and Amortization Expense	540	120,973
Professional Fees	85,970	88,880
Total Operating Expenses	104,343	234,419
Operating Loss	(105,002)	(231,410)
Other Income (Expense)
Interest Income	-	-
Interest Expense	(7,932)	(7,932)
Loss on disposal of fixed assets	-	(546)
Gain (Loss) on Change in Fair Value of Derivative Liability	199,408	(131,045)
Total Other Income (Loss)	191,476	(139,523)

Net Income (Loss)	$86,474	$(370,933)

Net Income (Loss) Per Share, Basic and Diluted	$-	$(0.01)

Weighted Average Shares Outstanding	57,732,036	53,988,755

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the Nine months ended September 30,
	2020	2019
Revenues	$7,880	$38,395
Cost of Revenues	9,735	16,920
Gross Profit	(1,855)	21,475

Operating Expenses
General & Administrative	32,080	44,722
Contract Labor	13,500	31,828
Depreciation and Amortization Expense	4,100	364,100
Professional Fees	262,071	271,953
Total Operating Expenses	311,751	712,603
Operating Loss	(313,606)	(691,128)
Other Income (Expense)
Interest Income	-	-
Interest Expense	(23,795)	(23,795)
Loss on disposal of fixed assets	-	(17,779)
Gain (Loss) on Change in Fair Value of Derivative Liability	(214,204)	(84,584)
Total Other Income (Loss)	(237,999)	(126,158)

Net Loss	$(551,605)	$(817,286)

Net Loss Per Share, Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Shares Outstanding	55,527,224	53,921,421

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S Dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Operating Activities

Net Loss	$(551,605)	$(817,286)

Adjustments To Reconcile Net Loss to Net Cash Used In Operating Activities
Depreciation and amortization	4,100	364,100
Loss on disposal of fixed assets	-	17,779
Change In Fair Value Of Derivative Liability	214,204	84,584
Changes in operating assets and liabilities
Due from Affiliate	-	-
Prepaid expenses	(7,500)	(7,500)
Accounts Payable and Accrued Liabilities	23,801	15,018

Net Cash Provided By (Used in) Operating Activities	(317,000)	(343,305)

Investing Activities
Selling Property and Equipment		2,500
Purchase of Property and Equipment	(5,335)	(2,022)

Net Cash Provided By (Used in) Investing Activities	(5,335)	478

Financing Activities

Due To ViaOne Services	323,382	332,489

Net Cash Provided By (Used In) Financing Activities	323,382	332,489

Change in Cash and Cash Equivalents	1,047	(10,338)

Cash and Cash Equivalents, Beginning Of Period	2,022	12,449

Cash and Cash Equivalents, End Of Period	$3,069	$2,111

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Common Shares Issued for Conversion Of Debt	$17,655	$-
Shares Issued For Acquisition Of Software	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

	Preferred Stock										Additional
	Class A		Class B		Class C		Class D		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	7,500	$8	68,997	$69	1	$1	-	$-	53,988,755	$53,988	$4,210,995	$(7,011,482)	$(2,746,421)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(84,067)	(84,067)

Balance, March 31, 2020	7,500	8	68,997	69	1	1	-	-	53,988,755	53,988	4,210,995	(7,095,549)	(2,830,488)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(554,012)	(554,012)

Balance, June 30, 2020	7,500	$8	68,997	$69	1	$1	-	$-	53,988,755	$53,988	$4,210,995	$(7,649,561)	$(3,384,500)

Conversion of Convertible Notes	-	-	-	-	-	-	-	-	5,420,525	5,421	12,234	-	17,655
Net income	-	-	-	-	-	-	-	-	-	-	-	86,474	86,474

Balance, September 30, 2020	7,500	$8	68,997	$69	1	$1	-	$-	59,409,280	$59,409	$4,223,229	$(7,563,087)	$(3,280,371)

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair values of convertible debentures, derivative liability, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. As of September 30, 2020, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, some of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2020 and December 31, 2019, the Company had 10,000,000 and 10,000,000 potentially dilutive shares from outstanding convertible debentures, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as at September 30, 2020 and 2019 as follows:

Description	Fair Value Measurements at September 30, 2020 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$991,322	$-	$-	$991,322
Total	$991,322	$-	$-	$991,322

Description	Fair Value Measurements at September 30, 2019 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$659,381	$-	$-	$659,381
Total	$659,381	$-	$-	$659,381

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $1,514 and $9,813 in advertising and promotion expenses in the three months ended September 30, 2020 and 2019, respectively.

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

3.	Other Assets

Property and Equipment consisted of the following:

	September 30,
	2020	2019
Computers and servers	$18,781	$14,998

Accumulated Depreciation	(12,366)	(8,502)

	$6,415	$6,496

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $4,100 and $4,100, respectively.

In March of 2019, the Company discontinued Minecade and Olimpo servers and decided to focus on Minecraft servers. The Company recognized a loss of $17,233 on the disposal of these servers.

On February 17, 2016, the Company acquired Good Gaming’s assets including intellectual property, trademarks, software code, equipment and other from CMG Holdings Group, Inc. The Company valued the software purchased at $1,200,000. The software has a useful life of 5 years. During the three months ended March 31, 2018, the Company acquired two additional software servers for $26,250. During the 4th Quarter of 2018, the Company assessed the useful life of the software and determined that the remaining useful life was 1.25 years. On December 31, 2019, the Company fully amortized the software. Amortization for the nine months ended September 30, 2020 and 2019 was $0 and $360,000, respectively.

The software consisted of the following:

	September 30,
	2020	2019
Software	$1,200,000	$1,200,000

Accumulated Amortization	(1,200,000)	(1,110,000)

	$-	$90,000

4.	Debt

Convertible Debentures

On April 15, 2015, the Company issued a convertible debenture with the principal amount of $100,000 to HGT Capital, LLC (“HGT”), a non-related party. During the quarter ended June 30, 2015, the Company received the first $50,000 in payment. The remaining $50,000 payment would be made at the request of the borrower. No additional payments have been made as of September 30, 2018. Under the terms of the debentures, the amount was unsecured and was due on October 16, 2016. The note is currently in default and bears an interest of 22% per annum. It was convertible into shares of common stock any time after the maturity date at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company’s common stock for the thirty trading days ending one trading day prior to the date the conversion notice was sent by the holder to the Company. On September 21, 2018, the Company entered into a modification agreement with HGT with respect to the convertible promissory note which has a balance of $107,238. Pursuant to such modification agreement, all defaults were waived and it was agreed that such note will convert at a 25% discount to the market rather than the default rate. HGT also agreed to certain sale restrictions which limit the amount of shares that they can sell in any month for the next three months. HGT also agreed to dismiss, with prejudice, the lawsuit that it had filed against the Company. On November 29, 2018, HGT converted $6,978 of a convertible note into 1,655,594 shares of the Company’s common stock. As of September 30, 2020, the note is worth $82,605. HGT converted $5,833 of notes into 2,645,449 shares and $11,822 of notes into 2,775,076 shares of the Company’s common stock on August 17, 2020 and September 9, 2020, respectively.

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

The following inputs and assumptions were used to value the convertible debentures outstanding during the years ended September 30, 2020 and September 30, 2019:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 269.5% and 249.2% at September 30, 2020 and 2019, respectively. The risk free rate was 0.08% and 1.91% at September 30, 2020 and 2019, respectively. The expected life was one year and the dividend yield was 0% for each year.

A summary of the activity of the derivative liability is shown below:

Balance, September 30, 2018	$575,938
Change in value	83,443
Balance, September 30, 2019	659,381
Change in value	331,941
Balance, September 30, 2020	991,322

6.	Common Stock

Equity Transactions for the nine months ended September 30, 2019:

On January 02, 2019, Lincoln Acquisition converted 200 shares of Series B Preferred Stock into 3,750,000 shares of the Company’s common stock

On January 10, 2019, RedDiamond converted 6 shares of Series D Preferred Stock into 520,833 shares of the Company’s common stock.

Equity Transactions for the nine months ended September 30, 2020:

On August 17, 2020, HGT converted $5,833 of a convertible note into 2,645,449 shares of the Company’s common stock.

On September 09, 2020, HGT converted $11,822 of a convertible note into 2,775,076 shares of the Company’s common stock.

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

As of September 30, 2020, we had 7,500 shares of our Series A preferred stock, 68,997 shares of Series B preferred stock, 1 share of Series C preferred stock, and 0 share of Series D preferred stock issued and outstanding.

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

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any share of Series D preferred stock issued and outstanding as of September 30, 2020.

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

As of September 30, 2020, the total amount the Company owed to ViaOne Services was $2,061,677.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

10.	Income Taxes

The Company has a net operating loss carried forward of $3,808,392 available to offset taxable income in future years.

The significant components of deferred income tax assets and liabilities at September 30, 2020 and 2019 are as follows:

	2020	2019
Net Operating Loss Carryforward	$799,762	$607,178

Valuation allowance	(799,762)	$(607,178)

Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2020	2019
Income tax recovery at statutory rate	$(115,837)	$(93,734)

Valuation allowance change	115,837	$(73,734)

Provision for income taxes	$-	$-

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

In 2017, the Company ran hundreds of tournaments on a regular basis with a dedicated customer base of over 30,000 members. Additionally, the Company expanded its website by offering content relevant to the member base with information relating to game play strategy and game news. This generated nearly 100,000 unique visits per month. In an effort to monetize that traffic, the Company employed the use of Google display advertising and tested a subscription model. After careful evaluation of the Company’s strategy, management decided to move away from free tournaments and custom content and focus on growing and monetizing our Minecraft server, which has grown substantially in popularity. This decision was a result of comprehensive competitive analysis and evaluations made in how the esports industry was shifting in its space. Tournaments and custom content are currently suspended while the Company grows revenue and focuses on expanding its efforts with Minecraft. The Company is also aggressively evaluating several business models and acquisition opportunities related to esports tournaments.

In 2018, the Company acquired the Minecade and Olimpo Minecraft servers to expand its operations. This move, coupled with continued advancement of the core Good Gaming Minecraft server substantially increased revenues and traffic. By the end of 2018, the Company struck a deal with a prominent Minecraft influencer, which resulted in the single highest monthly earnings achieved within the Minecraft division, to date.

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

As of March 31, 2020, the Company finalized its infrastructure overhaul for use in upcoming releases. A new, experimental version of Prison, Prison MMO, was launched as an early access game mode in February. Prison MMO is designed to be a self-sustaining Minecraft game mode which incorporates elements of the Massively Multiplayer Online video game genre. The Company expects steady growth from this mode as it continues developing Prison MMO. On April 1st the company released its first iteration of a new SkyBlock gamemode, SkyBlock Spring, to some strong success.

During 3rd quarter of 2020, the Company implemented a new workflow management style and released its Summer edition of SkyBlock. The release of the Summer edition signified a renewed focus on consistent growth through regular, player focused updates. The Company’s Fall release of Prison in October resulted in its single highest revenue producing month of the year, to date.

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

However, as tournaments and investment in servers were not profitable to the Company, we have decided to focus on Minecraft. We have a well-established server and will continue to devote resources to developing and modifying Minecraft assets by introducing new SkyBlock Seasons and Minecraft Prison game modes within our servers. We feel that we have learned how to monetize this and will be able to continue to grow and have it as a meaningful part of our business strategy.

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

Results of Operations

The three months ended September 30, 2020 as compared to September 30, 2019

● Revenues

We have generated $2,554 in revenue in the three months ended September 30, 2020 and $10,567 in revenue in the three months ended September 30, 2019, which reflects a decrease of $8,013 or 75.83%. The decrease in revenue was attributed to the issues the Company had with the servers when they launched the new version of the game modes.

● Operating Expenses and Net Loss/Gain

Operating expenses for the three months ended September 30, 2020 were $104,343 compared with $234,419 for the three months ended September 30, 2019. The decrease in operating expenses in the amount of $130,076 or 55.5% was attributable to decrease in professional fees for day to day operations and the complete amortization of the assets purchased during the acquisition of Good Gaming, Inc. in 2019.

During the three months ended September 30, 2020, the Company recorded net income of $86,474 compared with a net loss of $370,933 for the three months ended September 30, 2019. The decrease in net loss in the amount of $457,407 or 123% was attributed to the decrease in revenues and the change in value of the Company’s derivative liabilities.

The nine months ended September 30, 2020 as compared to September 30, 2019

● Working Capital

	September 30, 2020	September 30, 2019
Current Assets	$19,319	$19,611

Current Liabilities	3,306,105	2,549,045

Working Capital (Deficit)	$(3,286,786)	$(2,529,434)

● Revenues

We have generated $7,880 in revenue in the nine months ended September 30, 2020 and $38,395 in revenue in the nine months ended September 30, 2019, which reflects a decrease of $30,515 or 79.48%. The decrease in revenue was attributed to the issues the Company had with the servers when they launched the new version of the game modes.

● Operating Expenses and Net Loss

Operating expenses for the nine months ended September 30, 2020 were $311,751 compared with $712,603 for the nine months ended September 30, 2019, which reflects a decrease of $400,852 or 56.25% attributed to decrease in professional fees for day to day operations and the complete amortization of the assets purchased during the acquisition of Good Gaming, Inc. in 2019.

During the nine months ended September 30, 2020, the Company recorded a net loss of $551,605 compared with a net loss of $817,286 for the nine months ended September 30, 2019, which reflects a decrease of $265,681 or 32.50%. The decrease in net loss was attributed to the decrease in revenues and the change in value of the Company’s derivative liabilities.

● Liquidity and Capital Resources

As of September 30, 2020, the Company’s cash balance consisted of $3,069 compared to cash balance of $2,111 as of September 30, 2019. The increase in the cash balance was attributed to the increase in financing that we received for day-to-day activities. As of September 30, 2020, the Company had $25,734 in total assets compared to total assets of $116,107 on September 30, 2019. The decrease in total assets was attributable to the complete amortization of the assets purchased during the acquisition of Good Gaming, Inc. in 2019.

As of September 30, 2020, the Company had total liabilities of $3,306,106 compared with total liabilities of $2,549,045 as of September 30, 2019. The increase in liabilities was attributable to increase in financing and in derivative liabilities.

As of September 30, 2020, the Company has a working capital deficit of $3,286,786 compared with a working capital deficit of $2,529,434 as of September 30, 2019. The increase was attributed to an increase in financing the Company received for general working capital purposes and change in derivative liability.

Cash flow from Operating Activities

During the nine months ended September 30, 2020, the Company used $317,000 in operating activities compared to $343,305 for the nine months ended September 30, 2019, which reflects a decrease of $26,305 or 7.66%. The decrease in the use of cash for operating activities was attributed to the change in derivative liabilities.

Cash flow from Investing Activities

During the nine months ended September 30, 2020, the Company had $5,335 in cash used in investing activities compared to $478 in cash provided for the quarter ended September 30, 2019. The increase in cash used in investing activities was attributed to the new fixed assets the Company bought for day to day activities.

Cash flow from Financing Activities

During the nine months ended September 30, 2020, the Company received $323,382 of proceeds from financing activities compared to $332,489 during the nine months ended September 30, 2019, which reflects a decrease of $9,107 or 2.78%. The decrease in proceeds from financing activities was due to the decrease in financing that we received for day-to-day activities.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of September 30, 2020, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be led by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings

None.

Item 1–A. Risk factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered sales of equity securities and use of proceeds

There were no issuance of unregistered sales of equity securities during the three months ended September 30, 2020.

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

Good Gaming, Inc.
(the “Registrant”)

November 16, 2020

	BY:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

