Form 10-K/A
period 2019-12-31
GOOD GAMING, INC.
filed 2020-11-24
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K/A

Amendment No.1

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

Securities registered pursuant to Section 12(b) of the Act: n/a

Securities registered pursuant to section 12(g) of the Act: n/a

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Explanatory Note

Good Gaming, Inc. (together with its subsidiary, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this Amendment No. 1 (“Amendment No. 1” or “Form 10K/A”) to its Annual Report on Form 10-K for the period ended December 31, 2019, originally filed on March 30, 2020 (the “Original Form 10-K”), solely to correct a typographical error in Item 9A Controls and Procedures. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019, not June 30, 2018.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Amendment No. 1 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Amendment No. 1 includes the currently dated certifications as exhibits.

Except as described above, no attempt has been made in this Amendment No. 1 to modify or update the other disclosures in the Original Form 10-K. Amendment No. 1 continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K. Accordingly, Amendment No. 1 should be read in conjunction with the Original Form 10-K.

1

PART II

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

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

2

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is the important entity-level control over the Company’s financial statements. Currently, the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – Until June 30, 2017, we did not maintain sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. From June 30, 2017 through December 31, 2018, due to the change in corporate officers and board of directors, we have implemented appropriate cash controls and enforced separation of accounting functions to appropriately maintain cash controls.

3.	We implemented appropriate information technology controls – As of December 31, 2019, we retained copies of all financial data and material agreements. There is a formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 24, 2020.

Good Gaming, Inc.

By:	/s/ David Dorwart
David Dorwart
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David Dorwart
David Dorwart	Chief Executive Officer and Chairman of the Board	November 24, 2020

/s/ Domenic Fontana
Domenic Fontana	Chief Financial Officer and Director	November 24, 2020

/s/ Jordan Axt
Jordan Axt	Chief Marketing Officer and Director	November 24, 2020

4