Form 10-K
period 2020-12-31
GOOD GAMING, INC.
filed 2021-04-15
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2020: $346,485.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 68,974,031 as of April 2, 2021.

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

In 2020, the Company finalized its infrastructure overhaul for use in upcoming releases. A new, experimental version of Prison, Prison MMO, was launched as an early access game mode in February 2020. Prison MMO is designed to be a self-sustaining Minecraft game mode which incorporates elements of the Massively Multiplayer Online video game genre. The Company expects steady growth from this mode as it continues developing Prison MMO. On April 1st, 2020, the company released its first iteration of a new SkyBlock gamemode, SkyBlock Spring, to some strong success. During the third quarter of 2020, the Company implemented a new workflow management style and released its summer edition of SkyBlock. The release of the summer edition signified a renewed focus on consistent growth through regular, player focused updates. The Company’s fall release of Prison in October 2020 resulted in its single highest revenue producing month of the year, to date.

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

Insurance Policies

We have an insurance policy through ARGO Group with the insurance coverage of up to $1,000,000.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not currently rent or lease any real property.

ITEM 3. LEGAL PROCEEDINGS

We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

2019	High Bid	Low Bid
First Quarter, Ending March 31	$0.0199	$0.0072
Second Quarter, Ending June 30	$0.0140	$0.0025
Third Quarter, Ending September 30	$0.0075	$0.0040
Fourth Quarter, Ending December 31	$0.0065	$0.0028

2020	High Bid	Low Bid
First Quarter, Ending March 31	$0.0050	$0.0011
Second Quarter, Ending June 30	$0.0110	$0.0024
Third Quarter, Ending September 30	$0.0281	$0.0046
Fourth Quarter, Ending December 31	$0.1000	$0.0092

Holders

As of April 2, 2021, we have 68,974,031 shares of our common stock issued and outstanding held by 53 stockholders of record.

As of April 2, 2021, we had 7,500 shares of Series A Preferred Stock issued and outstanding, 50,997 shares of Series B Preferred Stock issued and outstanding, 1 share of Series C Preferred Stock issued and outstanding, and 0 share of Series D Preferred Stock issued and outstanding.

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

As of April 2, 2021, we had 7,500 shares of our Series A preferred stock, 50,997 shares of Series B preferred stock, 1 share of Series C preferred stock, and 0 share of Series D preferred stock issued and outstanding.

The 7,500 issued and outstanding shares of Series A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each Series A Preferred Share. The 50,997 issued and outstanding shares of Series B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each Series B Preferred Share. If all of our Series A Preferred Stock and Series B Preferred Stock are converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 10,349,401 shares.

The one issued and outstanding shares of Series C Preferred Stock has voting rights equivalent to 51% of all shares entitled to vote and is held by ViaOne Services LLC, a Company controlled by our CEO.

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any share of Series D preferred stock issued and outstanding as of April 2, 2021.

The holders of Series A, Series B, Series C and Series D have a liquidation preference to the common shareholders.

Options

We have not issued and do not have any outstanding options to purchase shares of our common stock.

Registration Rights

As of December 31, 2020, there are no other outstanding registration rights or similar agreements.

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

As of December 31, 2020, the total amount owed to ViaOne Services was $2,146,467.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

Shares Eligible for Future Sale

As of April 2, 2021, we had 68,974,031 shares of our common stock issued and outstanding, a breakdown of which follows:

●	51,124,487 shares are freely tradable without restrictions (commonly referred to as the “public float”)

●	17,849,544 shares are currently subject to the restrictions and sale limitations imposed by Rule 144.

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

On November 11, 2020, HGT converted $25,239 of a convertible note into 2,911,055 shares of the Company’s common stock.

On December 18, 2020, HGT converted $40,126 of a convertible note into 3,053,696 shares of the Company’s common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2020, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. Management’s Discussion and Analysis

Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2020. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months from the date of issuance of these financial statements unless we obtain additional capital to pay our bills. This is because we have generated little revenue although revenue is anticipated to grow as we have completed the development of our website, sourced out suppliers for products to sell and sourced out customers to buy our products. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company and the revenue we generate from the sales of our products. We must raise cash to continue our project and build our operations.

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

Results of Operations

December 31, 2020 as compared to December 31, 2019

●	Working Capital

	December 31, 2020	December 31, 2019
Current Assets	$10,430	$10,772
Current Liabilities	3,645,590	2,762,373
Working Capital (Deficit)	$(3,635,160)	$(2,751,601)

●	Operating Revenues

We have generated $26,215 in revenue in 2020 and $49,519 in revenue in the fiscal year of 2019, which reflects a decrease of $23,304 or 47%. The decrease in revenue was attributed to the issues the Company had with the servers when they launched the new version of the game modes.

●	Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2020 were $417,704 compared with $905,442 for the year ended December 31, 2019. The decrease in operating expenses in the amount of $487,738 or 53.8% was attributable to decrease in professional fees for day to day operations and the complete amortization of the assets purchased during the acquisition of Good Gaming, Inc. in 2020.

During the year ended December 31, 2020, the Company recorded a net loss of $965,885 compared with a net loss of $1,130,769 for the year ended December 31, 2019. The decrease in net loss in the amount of $164,884 or 14.6% was attributed to the decrease in revenues and the change in value of the Company’s derivative liabilities.

●	Liquidity and Capital Resources

As of December 31, 2020, the Company’s cash balance consisted of $2,305 compared to cash balance of $2,022 as of December 31, 2019. The increase in the cash balance was attributed to the financing that we received for day-to-day activities. As of December 31, 2020, the Company had $16,305 in assets compared to total assets of $15,952 as at December 31, 2019. The increase in assets was attributable to the purchase of a new asset offset by the complete amortization of assets acquired during the acquisition of Good Gaming, Inc.

As of December 31, 2020, the Company had total liabilities of $3,645,590 compared with total liabilities of $2,762,373 as of December 31, 2019. The increase in liabilities was attributable to increase in financing and in derivative liabilities.

As of December 31, 2020, the Company has a working capital deficit of $3,635,160 compared with a working capital deficit of $2,751,601 as of December 31, 2019 with the increase in the working capital deficit attributed to an increase in financing the Company received for general working capital purposes.

Cash flow from Operating Activities

During the year ended December 31, 2020, the Company used $402,556 of cash for operating activities compared to the use of cash in an amount of $432,716 for operating activities during the year ended December 31, 2019. The decrease of $30,160 or 6.9% was attributed to the net decrease in derivative liabilities.

Cash flow from Investing Activities

During the years ended December 31, 2020, the Company had $5,335 in cash used in investing activities compared to $478 in cash provided for the year ended December 31, 2019. The increase of $5,813 or 12% in cash used in investing activities was attributed to the new fixed assets the Company bought for day to day activities.

Cash flow from Financing Activities

During the year ended December 31, 2020, the Company received $408,174 of proceeds from financing activities compared to $421,811 during the year ended December 31, 2019. The decrease of $13,637 or 3.2% in proceeds from financing activities was due to the decrease in financing that we received for day-to-day activities.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Good Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Good Gaming, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

Accounting for Embedded Derivative Liabilities Related to Convertible Debentures

As described in Notes 4 and 5 to the financial statements, the Company had convertible debentures that required accounting considerations and significant estimates.

The Company determined that variable conversion features issued in connection with certain convertible debentures required derivative liability classification. These variable conversion features were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period. The Company determined the fair value of the embedded derivatives using the Black-Scholes-Merton option pricing model. The value of the embedded derivative liabilities related to the convertible debentures was $1,303,456 at December 31, 2020.

We identified the accounting considerations and related valuations, including the related fair value determinations of the embedded derivative liabilities of such as a critical audit matter. The principal considerations for our determination were: (1) the accounting consideration in determining the nature of the various features (2) the evaluation of the potential derivatives and potential bifurcation in the instruments, and (3) considerations related to the determination of the fair value of the various debt and equity instruments and the conversion features that include valuation models and assumptions utilized by management. Auditing these elements is especially challenging and requires auditor judgement due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

Our audit procedures related to management’s conclusion on the evaluation and related valuation of embedded derivatives, included the following, among others: (1) evaluating the relevant terms and conditions of the various financings, (2) assessing the appropriateness of conclusions reached by the Company with respect to the accounting for the convertible debt, and the assessment and accounting for potential derivatives and (3) independently recomputing the valuations determined by Management.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2016

Bayville, NJ

April 15, 2021

Good Gaming, Inc.

Balance Sheets

(Expressed in U.S. Dollars)

	December 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	$2,305	$2,022
Prepaid expenses- related party	8,125	8,750

Total Current Assets	10,430	10,772

Furniture and Equipment, Net	5,875	5,180
Gaming Software, Net	-	-
TOTAL ASSETS	$16,305	$15,952
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$164,988	$133,260
Derivative Liability	1,303,456	777,118
Notes Payable- related party	13,440	13,440
Convertible Debentures, current	17,240	100,260
Notes Payable - ViaOne Services	2,146,467	1,738,295
Total Current Liabilities	3,645,591	2,762,373

Total Liabilities	3,645,591	2,762,373

Stockholders’ Deficit
Series A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8

Series B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 68,997 Shares	69	69

Series C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Shares	1	1

Series D Preferred Stock
Authorized: Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 0 Shares	-	-

Common Stock
Authorized: 100,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 67,374,031 at December 31, 2020 and 34,625,914 Shares at December 31, 2019	65,374	53,988

Additional Paid-In Capital	4,282,629	4,210,995
Accumulated Deficit	(7,977,367)	(7,011,482)
Total Stockholders’ Deficit	(3,629,286)	(2,746,4212)
TOTAL LIABILITIES & DEFICIT	$16,305	$15,952

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statement of Operations

(Expressed in U.S Dollars)

	For the Years Ended December 31,
	2020	2019
Revenues	$26,215	$49,519
Cost of Revenues	16,332	23,020
Gross Profit	9,883	26,499

Operating Expenses
General & Administrative	43,497	54,966
Contract Labor	18,150	36,328
Payroll Expense	-	-
Depreciation and Amortization Expense	4,640	455,416
Professional Fees	351,417	358,732
Total Operating Expenses	417,704	905,442
Operating Loss	(407,821)	(878,943)
Other Income (Expense)
Loss on Stock Conversion	$-	-
Gain in Debt Settlement	-	-
Loss on disposal of Fixed Assets	-	(17,779)
Interest Income	-	-
Interest Expense	(31,726)	(31,726)
Gain (Loss) on Change in Fair Value of Derivative Liability	(526,338)	(202,321)
Total Other Income (Loss)	(558,064)	(251,826)
Net Loss Before Discontinued Operations	(965,885)	(1,130,769)
Discontinued Operations	-	-
Net Loss	$(965,885)	$(1,130,769)

Net Loss Per Share, Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Shares Outstanding	59,409,280	53,921,421

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Cash Flows

(Expressed in U.S Dollars)

	For the Years Ended December 31,
	2020		2019
Operating Activities

Net Loss From Continuing Operations	$(965,885)		$(1,130,769)

Adjustments To Reconcile Net Loss to
Net Cash Used In Operating Activities- Continuing Operations
Depreciation and Amortization	4,640		455,416
Gain on Debt Settlement	-		-
Change In Fair Value Of Derivative Liability	526,338		202,321
Loss on Disposal of Fixed Assets	-		17,779
Changes in operating assets and liabilities	-		-
Due from Affiliate		-	-
Prepaid Expenses	625		1,250
Accounts Payable and Accrued Liabilities	31,726		21,287

Net Cash Provided By (Used in) Operating Activities	(402,556)		(432,716)

Investing Activities

Proceeds from sale of Property and Equipment	-		2,500
Purchase Of Equipment	(5,335)		(2,022)

Net Cash Provided By (Used in) Investing Activities	(5335)		478

Financing Activities

Proceeds From Sale Of Preferred Stock Series D	-		-
Repayments of Preferred Stock Series D	-		-
Due To ViaOne Services	408,174		421,811

Net Cash Provided By (Used In) Financing Activities	408,174		421,811

Change in Cash and Cash Equivalents	283		(10,427)

Cash and Cash Equivalents, Beginning Of Year	2,022		12,449

Cash and Cash Equivalents, End Of Year	$2,305		$2,022

Supplemental disclosure of cash flow information:
Cash paid for interest	$-		$-
Cash paid for taxes	$-		$-

Non-Cash Investing And Financing Activities
Common Shares Issued for Conversion Of Debt	$83,020		$-
Conversion of Loan to ViaOneDebt Discount Due To Beneficial Conversion Feature	$-		$-
Shares Issued For Acquisition Of Software	$-		$-

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Stockholders’ Deficit

(Expressed in U. S. Dollars)

	Preferred Stock								Common Stock		Additional
	Class A		Class B		Class C		Class D				Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	7,500	$8	69,197	$69	1	$1	6	$1	49,717,922	$49,718	$4,215,264	$(5,880,713)	$(1,615,652)
Conversion of preferred shares B to common shares			(200)						3,750,000	$3,750	$(3,750)	$-	$-
Conversion of preferred shares D to Common Shares							(6)	$(1)	520,833	$520	$(519)	$-	$-
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	(1,130,769)	(1,130,769)

Balance, December 31, 2019	7,500	8	68,997	69	1	1	-	-	53,988,755	53,988	4,210,995	(7,011,482)	(2,746,421)
Conversion of Convertible Notes									11,385,276	$11,386	$71,634	$-	$83,020
Net loss	-	-	-	-	-	-	-	-	-	-	-	(965,885)	(965,885)

Balance, December 31, 2020	7,500	$8	68,997	$69	1	$1	-	$-	65,374,031	$65,374	$4,282,629	$(7,977,367)	$(3,629,286)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2020, the Company had a working capital deficiency of $3,635,161 and an accumulated deficit of $7,977,367. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. On December 31, 2020 and December 31, 2019, the Company had 10,000,000 and 10,000,000 potentially dilutive shares from outstanding convertible debentures, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at December 31, 2020 and 2019 as follows:

Description	Fair Value Measurements at December 31, 2020 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$1,303,456	$-	$-	$1,303,456
Total	$1,303,456	$-	$-	$1,303,456

Description	Fair Value Measurements at December 31, 2019 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$777,118	$-	$-	$777,118
Total	$777,118	$-	$-	$777,118

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the Statements of Operations and are expensed as incurred. The Company incurred $3,447 and $14,080 in advertising and promotion expenses in the years ended December 31, 2020 and 2019, respectively.

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

3. Other Assets

Furniture and fixtures consisted of the following:

	December 31,
	2020	2019
Computers	$20,333	$14,998
Accumulated Depreciation	(14,458)	(9,818)
	$5,875	$5,180

Depreciation expense for the years ended December 31, 2020 and 2019 was $4,640 and $5,416, respectively.

On February 17, 2016, the Company acquired Good Gaming’s assets including intellectual property, trademarks, software code, equipment and other from CMG Holdings Group, Inc. The Company valued the software purchased at $1,200,000. The software has a useful life of 5 years. During the 4th Quarter of 2018, the Company assessed the useful life of the software and determined that the remaining useful life was 1.25 years. As such, the Company prospectively is amortizing the Software through December 31, 2019. Amortization for the years ended December 31, 2020 and 2019 was $0 and $450,000, respectively. The software consisted of the following:

	December 31,
	2020	2019
Software	$1,200,000	$1,200,000
Accumulated Amortization	(1,200,000)	(1,200,000)
	$-	$-

4. Debt

Convertible Debentures

On April 15, 2015, the Company issued a convertible debenture with the principal amount of $100,000 to HGT Capital, LLC (“HGT”), a non-related party. During the quarter ended June 30, 2015, the Company received the first $50,000 in payment. The remaining $50,000 payment would be made at the request of the borrower. No additional payments have been made as of September 30, 2018. Under the terms of the debentures, the amount was unsecured and was due on October 16, 2016. The note is currently in default and bears an interest of 22% per annum. It was convertible into shares of common stock any time after the maturity date at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company’s common stock for the thirty trading days ending one trading day prior to the date the conversion notice was sent by the holder to the Company. On September 21, 2018, the Company entered into a modification agreement with HGT with respect to the convertible promissory note which has a balance of $107,238. Pursuant to such modification agreement, all defaults were waived and it was agreed that such note will convert at a 25% discount to the market rather than the default rate. HGT also agreed to certain sale restrictions which limit the amount of shares that they can sell in any month for the next three months. HGT also agreed to dismiss, with prejudice, the lawsuit that it had filed against the Company. On November 29, 2018, HGT converted $6,978 of a convertible note into 1,655,594 shares of the Company’s common stock. On August 17, 2020, HGT converted $5,833 of notes into 2,645,449 shares of the Company’s common stock. On September 9, 2020, HGT converted $11,822 of notes into 2,775,076 shares of the Company’s common stock. On November 11, 2020, HGT converted $25,239 of notes into 2,911,055 shares of the Company’s common stock. On December 18, 2020, HGT converted $40,126 of notes into 3,053,696 shares of the Company’s common stock. As of December 31, 2020, the remaining note balance was $17,210.

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

5. Derivative Liabilities

The following inputs and assumptions were used to value the convertible debentures outstanding during the years ended December 31, 2020 and December 31, 2019:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 268.8% and 194% at December 31, 2020 and 2019, respectively. The risk free rate was 0.08% and 1.48% at December 31, 2020 and 2019, respectively. The expected life was one year and the dividend yield was 0% for each year.

A summary of the activity of the derivative liability is shown below:

Balance, December 31, 2018	$574,797
Change in value	202,321
Balance, December 31, 2019	777,118
Change in value	526,338
Balance, December 31, 2020	$1,303,456

6. Common Stock

Equity Transactions for the Year Ended December 31, 2019:

On January 2, 2019, Lincoln Acquisition converted 200 shares of Preferred B Stock into 3,750,000 of the Company’s common stock

On January 10, 2019, RedDiamond converted 6 shares of Series D Preferred Stock into 520,833 of the Company’s common stock.

Equity Transactions for the Year Ended December 31, 2020:

On August 17, 2020, HGT converted $5,833 of a convertible note into 2,645,449 shares of the Company’s common stock.

On September 09, 2020, HGT converted $11,822 of a convertible note into 2,775,076 shares of the Company’s common stock.

On November 11, 2020, HGT converted $25,239 of a convertible note into 2,911,055 shares of the Company’s common stock.

On December 18, 2020, HGT converted $40,126 of a convertible note into 3,053,696 shares of the Company’s common stock.

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

As of December 31, 2020, we had 7,500 shares of our Series A preferred stock, 68,997 shares of Series B preferred stock, 1 share of Series C Preferred Stock, and 0 shares of Series D Preferred Stock issued and outstanding.

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

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any share of Series D preferred stock issued and outstanding as of December 30, 2020.

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

As of December 31, 2020, the total amount owed to ViaOne was $2,146,467.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

The prepaid expenses are an insurance policy purchased from a related Company.

10. Income Taxes

The Company has a net operating loss carried forward of approximately $4,223,000 available to offset taxable income in future years which commence expiring in fiscal 2030.

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

The significant components of deferred income tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	2020	2019
Net Operating Loss Carryforward	$886,761	$693,925,
Valuation allowance	(886,761)	$(693,925)
Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of Canada (federal and provincial statutory rates) and of the United States (federal and state rates) of 21% to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2020	2019
Income tax recovery at statutory rate	$202,836	$237,461
Valuation allowance change	(202,836)	$(237,461)
Provision for income taxes	$-	$-

11. Commitments and Contingencies

None.

12. Acquisition and Discontinued Operations

None.

13. Subsequent Events

On March 8, 2021, Lincoln Acquisition converted 18,000 shares of Preferred B Stock into 3,600,000 of the Company’s common stock.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is the important entity-level control over the Company’s financial statements. Currently, the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – Until June 30, 2017, we did not maintain sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. From June 30, 2017 through December 31, 2018, due to the change in corporate officers and board of directors, we have implemented appropriate cash controls and enforced separation of accounting functions to appropriately maintain cash controls.

3.	We implemented appropriate information technology controls – As of December 31, 2020, we retain copies of all financial data and material agreements. There is a formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, we did not maintain effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors shall serve on the Board of Directors until their successors are elected and qualified. Our officers are appointed by our Board of Directors. The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position
David Dorwart	62	CEO, Director

Domenic Fontana	40	CFO, Director

Jordan Axt	39	CMO, Director

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control. We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

David Dorwart, CEO and Director

David Dorwart from January 2011 to the present, is the Chairman of the Board of Assist Wireless, a company based in Fort Worth, Texas that is a leading provider of lifeline phone service for individuals and families who qualify for government assistance. They are one of the fastest growing wireless providers in the telecommunications industry targeting the unbanked/underbanked and credit-challenged consumer demographic. In addition, Mr. Dorwart, since 2010, is the President and CEO of Acacia Energy, LLC. A provider of electric service to Customers in the Texas deregulated areas. Acacia Energy provides services to both the residential and small commercial businesses. Also since 2010, David Dorwart has been the CEO of PayGo Distributors, LLC, a distribution company with over 100 Independent Sales Organizations under their management. PayGO focuses on distributing prepaid Electric, Home Phone and Wireless Services to residential Customers within the United States. Since 2009, he has been the CEO of Britton & Associates, a full-service Construction Consulting Firm. They specialize in the resolution of construction claims and construction disputes throughout the United States. From 1999 to 2009, he was the Founder, President & CEO of dPi Teleconnect/dPi Energy, LLC. He graduated from University of Delaware with a B.S. in Business.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dorwart	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Domenic	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Fontana	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jordan	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Axt	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Grants of Plan-Based Awards

There were no plan-based awards outstanding as of December 31, 2020.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2020:

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
Axt

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors as of December 31, 2020.

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

There was no standing employment contract with the Company as of December 31, 2020.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 2, 2020 (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

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

As of April 2, 2021, we had 68,974,031 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
David Dorwart(1)	3,869,167	5.91%
Domenic Fontana	0	-
Eric Brown	0	-
Jordan Majkszak Axt	294	*
All officers and directors as a group (four persons)	3,869,461	5.91%

(1)	Held through ViaOne, SilverLinings Management, and Britton Associates in the respective amounts of 1,369,167, 1,500,000 and 1,000,000 shares.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ViaOne, SilverLinings Management, and CMG Holdings each owned more than 5% of the company’s stock. The shares owned by ViaOne and SilverLinings Management are deemed to be beneficially owned by our CEO, David Dorwart. The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

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

Due to Related Parties

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

As of December 31, 2020, the total amount owed to ViaOne was $2,146,467.

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

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of interim financial statements included in our quarterly reports on Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM

2020	$10,000	BOYLE CPA, LLC
2019	$10,000	BOYLE CPA, LLC

(2)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2020	$-	BOYLE CPA, LLC
2019	$-	BOYLE CPA, LLC

(3)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2020	$-	BOYLE CPA, LLC
2019	$-	BOYLE CPA, LLC

(4)	Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approved all accounting related activities prior to the performance of any services by any accountant or auditor.

(5)	The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) List of Financial statements included in Part II hereof:

Balance Sheets, as of December 31, 2020 and 2019

Statements of Operations for the years ended December 31, 2020 and 2019

Statements of Cash Flows for the years ended December 31, 2020 and 2019

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2020 and 2019

Notes to the Financial Statements

(2) List of Financial Statement schedules included in Part IV hereof: None.

(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (1)

3.2	Bylaws of the Company (2)

4.1	Description of Securities

14.1	Code of Ethics (3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 4, 2018.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed on March 24, 2009.

(3)	Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-k filed on March 29, 2011.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2021.

Good Gaming, Inc.

By:	/s/ David B. Dorwart
David Dorwart
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David B. Dorwart
David Dorwart	Chief Executive Officer and Chairman of the Board	April 15, 2021

/s/ Domenic Fontana
Domenic Fontana	Chief Financial Officer and Director	April 15, 2021

/s/ Jordan Axt
Jordan Axt	Chief Marketing Officer and Director	April 15, 2021

