Form 10-Q
period 2021-03-31
GOOD GAMING, INC.
filed 2021-05-24
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of May 3, 2021, there were 68,974,031 issued and outstanding shares of common stock of the registrant, par value $0.001.

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

3

PART 1

Item 1. Financial Statements

Good Gaming, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and Cash Equivalents	$1,622	$2,305
Prepaid expenses	-	8,125
Total Current Assets	1,622	10,430

Property and Equipment, Net	5,336	5,875
Gaming Software, Net	-	-
TOTAL ASSETS	$6,958	$16,305
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$172,927	$164,987
Derivative Liability	1,065,760	1,303,456
Notes Payable	13,440	13,440
Convertible Debentures, current	17,240	17,240
Notes Payable - ViaOne Services	2,235,709	2,146,467
Total Current Liabilities	3,505,076	3,645,590

Total Liabilities	3,505,076	3,645,590

Stockholders’ Deficit
Series A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Series B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 50,997 Shares	51	69
Series C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Shares	1	1
Series D Preferred Stock
Authorized: Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 0 Shares,	-	-
Common Stock
Authorized: 100,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 68,974,031 Shares	68,974	65,374
Additional Paid-In Capital	4,279,047	4,282,629
Accumulated Deficit	(7,846,199)	(7,977,367)
Total Stockholders’ Deficit	(3,498,118)	(3,629,286)
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT	$6,958	$16,304

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the three months ended March 31,
	2021	2020
Revenues	$6,692	$782
Cost of Revenues	3,917	3,260
Gross Profit	2,775	(2,478)

Operating Expenses
General & Administrative	9,616	9,271
Contract Labor	4,500	4,500

Depreciation and Amortization Expense	540	773
Professional Fees	86,717	87,568
Total Operating Expenses	101,372	102,112
Operating Loss	(98,597)	(104,590)
Other Income (Expense)
Interest Income	-	-
Interest Expense	(7,932)	(7,932)
Loss on disposal of fixed assets	-	-
Gain (Loss) on Change in Fair Value of Derivative Liability	237,696	28,454
Total Other Income (Loss)	229,764	20,522

Net Income (Loss)	$131,167	$(84,068)

Net Income (Loss) Per Share, Basic and Diluted	$0.00	$0.00

Weighted Average Shares Outstanding	68,974,031	53,921,421

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statements of Cash Flows

(Expressed in U.S Dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Operating Activities

Net Income (Loss)	$131,167	$(84,068)

Adjustments To Reconcile Net Income (Loss) to Net Cash Used In Operating Activities
Depreciation and amortization	540	773
Loss on disposal of fixed assets	-	-
Change In Fair Value Of Derivative Liability	(237,696)	(28,454)
Changes in operating assets and liabilities
Due from Affiliate	-	-
Prepaid expenses	8,125	8,750
Accounts Payable and Accrued Liabilities	7,939	9,433

Net Cash Provided By (Used in) Operating Activities	(89,925)	(93,566)

Investing Activities

Purchase of Property and Equipment	-	-

Net Cash Provided By (Used in) Investing Activities	-	-

Financing Activities

Repayment of Series D Preferred Stock	-	-
Proceeds From Note Payable	-	-
Proceeds From Sale Of Series D Preferred Stock	-	-
Due To ViaOne Services	89,242	93,506

Net Cash Provided By (Used In) Financing Activities	89,242	93,506

Change in Cash and Cash Equivalents	(683)	(60)

Cash and Cash Equivalents, Beginning Of Period	2,305	2,022

Cash and Cash Equivalents, End Of Period	$1,622	$1,962

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Common Shares Issued for Conversion Of Debt	$-	$-
Shares Issued For Acquisition Of Software	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

	Preferred Stock								Common Stock		Additional
	Class A		Class B		Class C		Class D				Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	7,500	$8	68,997	$69	1	$1	-	$-	167,841,031	$65,374	$4,282,629	$(7,977,367)	$(3,629,286)

Conversion of preferred shares B to common shares				(18)					3,600,000	$3,600	$(3,582)		$-
Net Income	-	-	-	-	-	-	-	-	-	-	-	$131,167	$131,167

Balance, March 31, 2021	7,500	$8	68,997	$51	1	$1	-	$-	171,441,031	$68,974	$4,279,047	$(7,846,199)	$(3,498,118)

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2021 and December 31, 2020, the Company had 10,000,000 and 10,000,000 potentially dilutive shares from outstanding convertible debentures, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as at March 31, 2021 and 2020 as follows:

Description	Fair Value Measurements at March 31, 2021 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$1,065,760	$-	$-	$1,065,760
Total	$770,949	$-	$-	$770,949

Description	Fair Value Measurements at March 31, 2020 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$748,664	$-	$-	$748,664
Total	$748,664	$-	$-	$748,664

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $1041 and $295 in advertising and promotion expenses in the three months ended March 31, 2021 and 2020, respectively.

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

3. Other Assets

Property and Equipment consisted of the following:

	March 31,
	2021	2020
Computers and servers	$20,333	$13,446

Accumulated Depreciation	(14,997)	(9,039)

	$5,335	$4,407

Depreciation expense for the three months ended March 31, 2021 and 2020 was $540 and $773, respectively.

4. Debt

Convertible Debentures

On April 15, 2015, the Company issued a convertible debenture with the principal amount of $100,000 to HGT Capital, LLC (“HGT”), a non-related party. During the quarter ended June 30, 2015, the Company received the first $50,000 in payment. The remaining $50,000 payment would be made at the request of the borrower. No additional payments have been made as of September 30, 2018. Under the terms of the debentures, the amount was unsecured and was due on October 16, 2016. The note is currently in default and bears an interest of 22% per annum. It was convertible into shares of common stock any time after the maturity date at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company’s common stock for the thirty trading days ending one trading day prior to the date the conversion notice was sent by the holder to the Company. On September 21, 2018, the Company entered into a modification agreement with HGT with respect to the convertible promissory note which has a balance of $107,238. Pursuant to such modification agreement, all defaults were waived and it was agreed that such note will convert at a 25% discount to the market rather than the default rate. HGT also agreed to certain sale restrictions which limit the amount of shares that they can sell in any month for the next three months. HGT also agreed to dismiss, with prejudice, the lawsuit that it had filed against the Company. On November 29, 2018, HGT converted $6,978 of a convertible note into 1,655,594 shares of the Company’s common stock. On August 17, 2020, HGT converted $5,833 of notes into 2,645,449 shares of the Company’s common stock. On September 9, 2020, HGT converted $11,822 of notes into 2,775,076 shares of the Company’s common stock. On November 11, 2020, HGT converted $25,239 of notes into 2,911,055 shares of the Company’s common stock. On December 18, 2020, HGT converted $40,126 of notes into 3,053,696 shares of the Company’s common stock. As of December 31, 2020, the remaining note balance was $17,240.

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

The following inputs and assumptions were used to value the convertible debentures outstanding during the years ended March 31, 2021 and March 31, 2020:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 251.4% and 194.6% at March 31, 2021 and 2020, respectively. The risk free rate was .01% and 0.04% at March 31, 2021 and 2020, respectively. The expected life was nine months and the dividend yield was 0% for each year.

A summary of the activity of the derivative liability is shown below:

Balance, March 31, 2019	$509,362
Change in value	239,302
Balance, March 31, 2020	748,664
Change in value	317,096
Balance, March 31, 2021	1,065,760

6.	Common Stock

Share Transactions for the Quarter Ended March 31, 2020:

None.

Share Transactions for the Quarter Ended March 31, 2021:

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

As of March 31, 2021, we had 7,500 shares of our Series A preferred stock, 50,997 shares of Series B preferred stock, 1 shares of Series C Preferred Stock, and 0 share of Series D Preferred Stock issued and outstanding.

The 7,500 issued and outstanding shares of Series A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each Series A Preferred Share. The 50,997 issued and outstanding shares of Series B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each Series B Preferred Share. If all of our Series A Preferred Stock and Series B Preferred Stock are converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 10,349,400 shares.

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

As of March 31, 2021, the total amount the Company owed to ViaOne Services was $2,235,709.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

10.	Income Taxes

The Company has a net operating loss carried forward of $4,091,832 available to offset taxable income in future years until the end of the fiscal year of 2030.

The significant components of deferred income tax assets and liabilities at March 31, 2021 and 2020 are as follows:

	2021	2020
Net Operating Loss Carryforward	$859,285	$701,580

Valuation allowance	(859,285)	$(701,580)

Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2021	2020
Income tax recovery at statutory rate	$27,545	$(17,654)

Valuation allowance change	(27,545)	$17,654

Provision for income taxes	$-	$-

11. Commitments and Contingencies

None.

12. Subsequent Events

None.

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

In 2017, the Company has ran hundreds of tournaments on a regular basis with a dedicated customer base of over 30,000 members. Additionally, the Company expanded its website by offering content relevant to the member base with information relating to game play strategy and game news. This generated nearly 100,000 unique visits per month. In an effort to monetize that traffic, the Company employed the use of Google display advertising and tested a subscription model. After careful evaluation of the Company’s strategy, management decided to move away from free tournaments and custom content and focus on growing and monetizing our Minecraft server, which has grown substantially in popularity. This decision was a result of comprehensive competitive analysis and evaluations made in how the esports industry was shifting in its space. Tournaments and custom content are currently suspended while the Company grows revenue and focuses on expanding its efforts with Minecraft. The Company has also aggressively evaluated several business models and acquisition opportunities to resume its previous success as it is related to tournaments.

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

In 2020, the Company finalized its infrastructure overhaul for use in upcoming releases. A new, experimental version of Prison, Prison MMO, was launched as an early access game mode in February 2020. Prison MMO is designed to be a self-sustaining Minecraft game mode which incorporates elements of the Massively Multiplayer Online video game genre. The Company expects steady growth from this mode as it continues developing Prison MMO. On April 1, 2020, the company released its first iteration of a new SkyBlock gamemode, SkyBlock Spring, to some strong success. During the third quarter of 2020, the Company implemented a new workflow management style and released its summer edition of SkyBlock. The release of the summer edition signified a renewed focus on consistent growth through regular, player focused updates. The Company’s fall release of Prison in October 2020 resulted in its single highest revenue producing month of the year, to date.

In 2021, the Company kicked off the first quarter with major upgrades to its Winter edition of SkyBlock along with the release of its Winter edition of Prison. The Company used this period to experiment with new release schedules and game mechanics with the goal of identifying how to further strengthen future releases.

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

None.

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

Results of Operations

The three months ended March 31, 2021 as compared to March 31, 2020

● Working Capital

	March 31, 2021	March 31, 2020
Current Assets	$1,622	$1,962

Current Liabilities	3,505,076	2,836,858

Working Capital (Deficit)	$(3,503,454)	$(2,834,896)

● Operating Revenues

We have generated $6,692 in revenue in the three months ended March 31, 2021 and $782 in revenue in the three months ended March 31, 2020, which reflects an increase of $5,910 or 755.75%. The increase in revenue was attributed to resolving the issues the Company had with the servers when they launched the new version of the game modes.

● Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2021 were $101,372 compared with $102,112 for the three months ended March 31, 2020, which reflects a decrease of $740 or 0.72%. The decrease in expenses was attributable to a change in professional fees.

During the three months ended March 31, 2021, the Company recorded net income of $131,167 compared with a net loss of $84,068 for the three months ended March 31, 2020, which reflects an increase of $215,235 or 256.02%. The increase to net income was attributed to the change in value of the Company’s derivative liabilities.

● Liquidity and Capital Resources

As of March 31, 2021, the Company’s cash balance consisted of $1,622 compared to cash balance of $1,962 as of March 31, 2020. The decrease in the cash balance was attributed to the decrease in financing that we received for day-to-day activities. As of March 31, 2021, the Company had $6,958 in total assets compared to total assets of $16,305 at March 31, 2020. The decrease in total assets was attributed to fully expense the prepaid balance.

As of March 31, 2021, the Company had total liabilities of $3,505,076 compared with total liabilities of $3,645,590 as of March 31, 2020. The decrease in liabilities was attributable to increase in financing and offset by decrease in derivative liabilities.

As of March 31, 2021, the Company has a working capital deficit of $3,503,454 compared with a working capital deficit of $2,834,896 as of March 31, 2020 with the increase in the working capital deficit attributed to an increase in financing the Company received for general working capital purposes.

Cash flow from Operating Activities

During the three months ended March 31, 2021, the Company used $89,925 of cash for operating activities compared to the use of cash in an amount of $93,566 for operating activities during the three months ended March 31, 2020, which reflects a decrease of $3,641 or 3.89%. The decrease in the use of cash for operating activities was attributed to the net decrease in derivative liabilities.

Cash flow from Investing Activities

The Company had $0 in cash used in investing activities during the quarter ended March 31, 2021 and March 31, 2020. The Company decided not to buy any new servers at this point.

Cash flow from Financing Activities

During the year ended March 31, 2021, the Company received $89,242 of proceeds from financing activities compared to $93,506 during the year ended March 31, 2020, which reflects a decrease of $4,264 or 4.56%. The decrease in proceeds from financing activities was due to the decrease in financing that we received for day-to-day activities.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the three-month period ended March 31, 2021 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be led by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

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

PART II - OTHER INFORMATION

Item 1. Legal proceedings

To our best knowledge, we are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 1–A. Risk factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered sales of equity securities and use of proceeds

There were no issuance of unregistered sales of equity securities during the three months ended March 31, 2021.

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

Good Gaming, Inc.
(the “Registrant”)

May 24, 2021

	BY:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

