Form 10-Q
period 2021-06-30
GOOD GAMING, INC.
filed 2021-08-16
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting Company	☒

(Do not check if smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of August 13, 2021, there were 76,207,707 issued and outstanding shares of common stock of the registrant, par value $0.001.

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

3

PART 1

Item 1. Financial Statements

Good Gaming, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and Cash Equivalents	$5,145	$2,305
Prepaid expenses	-	8,125
Total Current Assets	5,145	10,430

Digital Assets	51,778	-
Property and Equipment, Net	4,796	5,875
Gaming Software, Net	-	-
TOTAL ASSETS	$61,719	$16,305
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$202,045	$164,987
Derivative Liability	4,398,750	1,303,456
Notes Payable	13,440	13,440
Convertible Debentures, current	0	17,240
Notes Payable - ViaOne Services	2,370,546	2,146,468
Total Current Liabilities	6,984,781	3,645,591

Total Liabilities	6,984,781	3,645,591

Stockholders’ Deficit
Series A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Series B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 21,116 Shares	21	69
Series C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Shares	1	1
Series D Preferred Stock
Authorized: Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 0 Shares,	-	-
Common Stock
Authorized: 200,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 76,207,707 Shares	76,207	65,374
Additional Paid-In Capital	4,289,084	4,282,629
Accumulated Deficit	(11,288,383)	(7,977,367)
Total Stockholders’ Deficit	(6,923,062)	(3,629,286)
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT	$61,719	$16,305

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the three months ended June 30,
	2021	2020
Revenues	$53,837	$4,544
Cost of Revenues	5,660	3,262
Gross Profit	48,177	1,282

Operating Expenses
General & Administrative	27,335	9,476
Contract Labor	20,500	4,500
Depreciation and Amortization Expense	539	2,787
Professional Fees	101,065	88,533
Total Operating Expenses	149,439	105,296
Operating Loss	(101,262)	(104,014)
Other Income (Expense)
Interest Income	-	-
Interest Expense	(7,931)	(7,931)
Loss on disposal of fixed assets	-	-
Gain (Loss) on Change in Fair Value of Derivative Liability	(3,332,990)	(442,066)
Total Other Income (Loss)	(3,340,921)	(449,997)

Net Income (Loss)	$(3,442,183)	$(554,011)

Net Income (Loss) Per Share, Basic and Diluted	$(0.05)	$(0.01)

Weighted Average Shares Outstanding	76,207,707	53,988,755

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the six months ended June 30,
	2021	2020
Revenues	$60,529	$5,326
Cost of Revenues	9,577	6,522
Gross Profit	50,952	(1,196)

Operating Expenses
General & Administrative	36,950	18,747
Contract Labor	25,000	9,000
Depreciation and Amortization Expense	1,079	3,560
Professional Fees	187,782	176,101
Total Operating Expenses	250,811	207,408
Operating Loss	(199,859)	(208,604)
Other Income (Expense)
Interest Income	-	-
Interest Expense	(15,863)	(15,863)
Loss on disposal of fixed assets	-	-
Gain (Loss) on Change in Fair Value of Derivative Liability	(3,095,294)	(413,612)
Total Other Income (Loss)	(3,111,157)	(429,475)

Net Loss	$(3,311,016)	$(638,079)

Net Loss Per Share, Basic and Diluted	$(0.04)	$(0.01)

Weighted Average Shares Outstanding	76,207,707	53,988,755

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statements of Cash Flows

(Expressed in U.S Dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Operating Activities

Net Income (Loss)	$(3,311,016)	$(638,079)

Adjustments To Reconcile Net Income (Loss) to Net Cash Used In Operating Activities
Depreciation and amortization	1,079	3,560
Loss on disposal of fixed assets	-	-
Change In Fair Value Of Derivative Liability	3,095,294	413,612
Changes in operating assets and liabilities
Due from Affiliate	-	-
Prepaid expenses	8,125	(15,625)
Accounts Payable and Accrued Liabilities	37,058	15,863

Net Cash Provided By (Used in) Operating Activities	(169,460)	(220,669)

Investing Activities

Purchase of Digital Assets	(51,778)	-
Purchase of Property and Equipment	-	(5,335)

Net Cash Provided By (Used in) Investing Activities	(51,778)	(5,335)

Financing Activities

Repayment of Series D Preferred Stock	-	-
Proceeds From Note Payable	-	-
Proceeds From Sale Of Series D Preferred Stock	-	-
Due To ViaOne Services	224,078	226,124

Net Cash Provided By (Used In) Financing Activities	224,078	226,124

Change in Cash and Cash Equivalents	2,840	120

Cash and Cash Equivalents, Beginning Of Period	2,305	2,022

Cash and Cash Equivalents, End Of Period	$5,145	$2,142

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Common Shares Issued for Conversion Of Debt	$17,240	$-
Shares Issued For Acquisition Of Software	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

	Preferred Stock								Common Stock		Additional
	Class A		Class B		Class C		Class D				Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	7,500	$8	68,997	$69	1	$1	-	$-	65,374,031	$65,374	$4,282,629	$(7,977,367)	$(3,629,286)

Conversion of preferred shares B to common shares	-	$-	(18,000)	(18)	-	$-	-	$-	3,600,000	$3,600	$(3,582)		$-
Net income	-	-	-	-	-	-	-	-	-	-	-	$131,167	$131,167

Balance, March 31, 2021	7,500	$8	50,997	$51	1	$1	-	$-	68,974,031	$68,974	$4,279,047	$(7,846,200)	$(3,498,119)

Conversion of preferred shares B to common shares			(29,881)	$(30)					5,976,200	$5,976	$(5,946)		$-
Conversion of Convertible Notes	-	-	-	-	-	-	-	-	1,257,476	$1,257	$15,983		$17,240
Net loss												$(3,442,183)	$(3,442,183)

Balance, June 30, 2021	7,500	8	21,116	21	1	1	-	-	76,207,707	76,207	4,289,084	(11288,383)	(6,923,062)

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

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

1.	Nature of Operations and Continuance of Business

Good Gaming, Inc. (Formerly HDS International Corp.) (the “Company”) was incorporated on November 3, 2008 under the laws of the State of Nevada. The Company is a leading tournament gaming platform and online destination targeting over 250 million e-sports players and participants worldwide that want to compete at the high school or college level. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any substantial revenue to date. Beginning in 2018, the Company began deriving revenue by providing transaction verification services within the digital currency networks of cryptocurrencies. However, on December 12, 2018, the Company discontinued such transaction verification services by dissolving Crypto Strategies Group, Inc., its wholly-owned subsidiary. In 2021, the Company formulated a new plan to create a new game called “MicroBuddies™” that combines Ethereum ERC721 NFTs (Non-fungible tokens), game play, and crypto based DeFi (Decentralized finance) that will be played online. The game is set to launch in Q3 of 2021.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2021 and December 31, 2020, the Company had 10,000,000 and 10,000,000 potentially dilutive shares from outstanding convertible debentures, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as at June 30, 2021 and 2020 as follows:

Description	Fair Value Measurements at June 30, 2021 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$4,398,750	$-	$-	$4,398,750
Total	$4,398,750	$-	$-	$4,398,750

Description	Fair Value Measurements at June 30, 2020 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$1,190,730	$-	$-	$1,190,730
Total	$1,190,730	$-	$-	$1,190,730

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $18,225 and $958 in advertising and promotion expenses in the three months ended June 30, 2021 and 2020, respectively.

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

3.	Other Assets

Property and Equipment consisted of the following:

	June 30,
	2021	2020
Computers and servers	$20,333	$18,781

Accumulated Depreciation	(15,537)	(11,826)

	$4,796	$6,955

Depreciation expense for the three months ended June 30, 2021 and 2020 was $540 and $2,787, respectively.

4.	Digital Assets

In 2021, the Company has been working to create a new game called MicroBuddies™ that will be played online and will use crypto-currencies. Digital Asset prices have been volatile in the past and may continue to be so in the future, owing to a variety of risks and uncertainties. Under current accounting rules, digital assets are considered indefinite-lived intangible assets. The Company needs to recognize impairment charges if any decrease in their fair values, whereas the Company may not make any upward revisions for market price increases until a sale. Thus, the carrying value represents the lowest fair value of the digital assets.

As of June 30, 2021, the carrying value of the Company’s digital assets was $51,778, which reflects $0 impairment charges compared to no digital assets during June 30, 2020.

The Company intends to hold the digital assets for long-term regardless of the manner of acquisition.

5.	Debt

Convertible Debentures

On April 15, 2015, the Company issued a convertible debenture with the principal amount of $100,000 to HGT Capital, LLC (“HGT”), a non-related party. During the quarter ended June 30, 2015, the Company received the first $50,000 in payment. The remaining $50,000 payment would be made at the request of the borrower. No additional payments have been made as of September 30, 2018. Under the terms of the debentures, the amount was unsecured and was due on October 16, 2016. The note is currently in default and bears an interest of 22% per annum. It was convertible into shares of common stock any time after the maturity date at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company’s common stock for the thirty trading days ending one trading day prior to the date the conversion notice was sent by the holder to the Company. On September 21, 2018, the Company entered into a modification agreement with HGT with respect to the convertible promissory note which has a balance of $107,238. Pursuant to such modification agreement, all defaults were waived and it was agreed that such note will convert at a 25% discount to the market rather than the default rate. HGT also agreed to certain sale restrictions which limit the amount of shares that they can sell in any month for the next three months. HGT also agreed to dismiss, with prejudice, the lawsuit that it had filed against the Company. On November 29, 2018, HGT converted $6,978 of a convertible note into 1,655,594 shares of the Company’s common stock. On August 17, 2020, HGT converted $5,833 of notes into 2,645,449 shares of the Company’s common stock. On September 9, 2020, HGT converted $11,822 of notes into 2,775,076 shares of the Company’s common stock. On November 11, 2020, HGT converted $25,239 of notes into 2,911,055 shares of the Company’s common stock. On December 18, 2020, HGT converted $40,126 of notes into 3,053,696 shares of the Company’s common stock. On June 25, 2021, HGT converted the remaining note balance of $17,240 into 1,257,476 shares of the Company’s common stock.

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

6.	Derivative Liabilities

The following inputs and assumptions were used to value the convertible debentures outstanding during the years ended June 30, 2021 and June 30, 2020:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 247.1% and 256.8% at June 30, 2021 and 2020, respectively. The risk free rate was .05% and 0.13% at June 30, 2021 and 2020, respectively. The expected life was nine months and the dividend yield was 0% for each year.

A summary of the activity of the derivative liability is shown below:

Balance, June 30, 2019	$528,337
Change in value	662,393
Balance, June 30, 2020	1,190,730
Change in value	3,208,020
Balance, June 30, 2021	4,398,750

7.	Common Stock

Share Transactions for the Quarter Ended June 30, 2020:

None.

Share Transactions for the Quarter Ended June 30, 2021:

On March 8, 2021, Lincoln Acquisition converted 18,000 shares of Preferred B Stock into 3,600,000 of the Company’s common stock.

On May 18, 2021, Lincoln Acquisition converted 29,881 shares of Preferred B Stock into 5,976,200 of the Company’s common stock.

8.	Preferred Stock

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

As of June 30, 2021, we had 7,500 shares of our Series A preferred stock, 21,116 shares of Series B preferred stock, 1 shares of Series C Preferred Stock, and 0 shares of Series D Preferred Stock issued and outstanding.

The 7,500 issued and outstanding shares of Series A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each Series A Preferred Share. The 21,116 issued and outstanding shares of Series B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each Series B Preferred Share. If all of our Series A Preferred Stock and Series B Preferred Stock are converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 4,373,200 shares.

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

The holders of Series A, Series B, Series C and Series D have a liquidation preference to the common shareholders.

9.	Warrant

In connection with the $100,000 convertible debenture issued to HGT Capital, LLC (“HGT”), the Company issued HGT a warrant to purchase 100,000 shares of the Company’s common stock at $1.00 per share. This warrant was not exercised and expired on April 15, 2020.

10.	Related Party Transactions

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

As of June 30, 2021, the total amount the Company owed to ViaOne Services was $2,370,546.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

11.	Income Taxes

The Company has a net operating loss carried forward of $7,534,015 available to offset taxable income in future years until the end of the fiscal year of 2030.

The significant components of deferred income tax assets and liabilities at June 30, 2021 and 2020 are as follows:

	2021	2020
Net Operating Loss Carryforward	$1,582,143	$817,922

Valuation allowance	(1,582,143)	$(817,922)

Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2021	2020
Income tax recovery at statutory rate	$(722,859)	$(133,997)

Valuation allowance change	722,859	$133,997

Provision for income taxes	$-	$-

11.	Commitments and Contingencies

None.

12.	Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are available to be issued. Any material events that occur between the balance sheet date and the date that the financial statements were available for issuance are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, except as disclosed within the footnotes or as discussed below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

On June 27, 2017, the Board of Directors of the Company appointed David B. Dorwart as the Company’s Chief Executive Officer. On June 21, 2017, Mr. Dorwart was appointed to serve as the Chairman of the Board of Directors. David B. Dorwart, Chairman and CEO of Good Gaming, Inc., brings over 31 years of start-up entrepreneurism and executive level management to the Company. Mr. Dorwart was a CoFounder and CEO of dPi Teleconnect, a prepaid wireless provider, for 10 years. During his tenure, he grew the company from a start-up to $75 million in revenues before selling the company. Over the last 9 years, he has been involved with several other successful projects including Assist Wireless, Brooklet Energy Distribution, PayGo Distributors and Britton & Associates. He is currently the Chairman and CoFounder of ViaOne Services, a company which specializes in wireless communications and provides intricate multi-faceted services for start-up companies utilizing industry experts. By virtue of their ownership of this Series C Preferred Stock, ViaOne is the Company’s principal stockholder.

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

On March 11, 2019, Eric Brown resigned from the Chief Operating Officer’s position.

On March 19, 2021, the Company formulated a plan to begin the development of its new web-based game, “MicroBuddies™”. MicroBuddies™ combines Ethereum ERC721 NFTs (Non-fungible tokens), a unique game play style, and crypto based DeFi (Decentralized finance) using Ethereum ERC20 Fungible-Tokens that are produced by MicroBuddies™.

On May 25th, 2021, Good Gaming, Inc. filed for trademark on MicroBuddies™ and other related game terms.

On May 28th, 2021, the initial launch of MicroBuddies™ began with the “Genesis Event”, which is the sale of Nano Factory Tokens at a discounted rate of 0.05 Ethereum. We expect to raise the prices of Nano Factory Token prices to 0.15 Ethereum prior to full game launch in Q3 2021. Nano Factory Tokens obtained during the Genesis Event will be used to synthesize a Generation 0 Microbuddy™ when the game fully launches in the 3rd Quarter of 2021. Nano Factory Tokens are limited to 3 purchases per wallet. Unsold Nano Factory Tokens will be destroyed and no Nano Factory Tokens will be made available ever again.

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

In 2021, the Company kicked off the first quarter with major upgrades to its Winter edition of SkyBlock along with the release of its Winter edition of Prison. The Company used this period to experiment with new release schedules and game mechanics with the goal of identifying how to further strengthen future releases. Additionally, the Company formulated a plan to create a new web based game called “MicroBuddies™” that combines Ethereum ERC721 NFTs (Non-fungible tokens), game play, and crypto based DeFi (Decentralized finance) that will be played online. The game is set to launch in Q3 of 2021. The plans were formulated at the end of March which resulted in immediate development of the game and its related components.

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

In addition to focusing on our Minecraft division, the Company decided to invest in the creation of its new game, MicroBuddies™ that combines online game play, Ethereum ERC721 NFTs (MicroBuddies™), and generates its own cryptocurrency called GOO™ through DeFi breeding. This will allow us to enter the emerging NFT and DeFi gaming space. Initial revenues from MicroBuddies™ will come from the sale of Nano Factory Tokens that will be used to synthesize generation 0 of MicroBuddies™. Ongoing MicroBuddies™ revenues will be generated from a 5% royalty on all of the sales of MicroBuddy™ NFTs in third party marketplaces. We will continue to devote resources to developing and modifying Minecraft assets by introducing new SkyBlock Seasons and Minecraft Prison game modes within our server. We feel that we have learned how to monetize this business segment and will be able to continue to grow and have it as a meaningful part of our business strategy.

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

Plan of Operation – Milestones

We are at an early stage of our new business operations. Over the next twelve months, our primary target milestones include:

1	Continue to achieve substantial growth within our Minecraft division.

2	Complete the sales of the Nano Factory Tokens during the Genesis Event with MicroBuddies™ and successfully launch and promote awareness of the MicroBuddies ™ game

3	Continue to evaluate opportunities which have synergies to our existing business line.

4	Anticipate sustainable financial profitability in 2022.

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

Results of Operations

The three months ended June 30, 2021 as compared to June 30, 2020

● Working Capital

	June 30, 2021	June 30, 2020
Current Assets	$5,145	$26,517

Current Liabilities	6,984,781	3,417,972

Working Capital (Deficit)	$(6,979,636)	$(3,391,455)

● Operating Revenues

We have generated $53,837 in revenue in the three months ended June 30, 2021 and $4,544 in revenue in the three months ended June 30, 2020, which reflects an increase of $49,293 or 1085%. The increase in revenue was attributed to the sales of Nano Factory Tokens (NFTs) for the new game called MicroBuddies™.

● Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2021 were $149,439 compared with $105,296 for the three months ended June 30, 2020, which reflects an increase of $44,143 or 42%. The increase in expenses was attributed to a change in professional fees, contract labor and advertising expenses that are directly related to the new game MicroBuddies™.

During the three months ended June 30, 2021, the Company recorded net loss of $3,442,183 compared with a net loss of $554,012 for the three months ended June 30, 2020, which reflects a decrease in net income of $2,888,172 or 521%. The decrease to net income was attributed to the change in value of the Company’s derivative liabilities.

The Six months ended June 30, 2021 as compared to June 30, 2020

● Operating Revenues

We have generated $60,529 in revenue in the six months ended June 30, 2020 and $5,326 in revenue in the six months ended June 30, 2020, which reflects an increase of $55,203 or 1036% attributed to the sales of Nano Factory Tokens (NFTs) for the new game called MicroBuddies™.

● Operating Expenses and Net Loss

Operating expenses for the six months ended June 30, 2020 were $250,811 compared with $207,408 for the six months ended June 30, 2020, which reflects an increase of $43,403 or 21% was attributed to a change in professional fees, contract labor and advertising expenses that are directly related to the new game MicroBuddies™.

During the six months ended June 30, 2020, the Company recorded a net loss of $3,311,016 compared with a net loss of $638,079 for the six months ended June 30, 2020, which reflects a decrease of $2,672,937 or 419%. The decrease in net loss was attributed to the change in value of the Company’s derivative liabilities.

● Liquidity and Capital Resources

As of June 30, 2021, the Company’s cash balance consisted of $5,145 compared to cash balance of $2,124 as of June 30, 2020. The increase in the cash balance was attributed to the increase in financing that we received for day-to-day activities. As of June 30, 2021, the Company had $61,718 in total assets compared to total assets of $33,472 at June 30, 2020. The increase in total assets was attributed to the purchase of digital assets that create NFTs for MicroBuddies for a limited period of time.

As of June 30, 2021, the Company had total liabilities of $6,984,781 compared with total liabilities of $3,417,973 as of June 30, 2020. The increase in liabilities was attributable to increase in financing and derivative liabilities.

As of June 30, 2021, the Company has a working capital deficit of $6,979,636 compared with a working capital deficit of $3,391,546 as of June 30, 2020 with the increase in the working capital deficit attributed to an increase in financing the Company received for general working capital purposes and the change in value of the Company’s derivative liabilities.

Cash flow from Operating Activities

During the three months ended June 30, 2021, the Company used $169,460 of cash for operating activities compared to the use of cash in an amount of 220,669 for operating activities during the three months ended June 30, 2020, which reflects a decrease of $51,209 or 23.21%. The decrease in the use of cash for operating activities was attributed to the change in value of the Company’s derivative liabilities offset by expenses related with MicroBuddies.

Cash flow from Investing Activities

The Company had $51,778 in cash used in investing activities compared to $5,335 for the quarter ended June 30, 2021 and June 30, 2020. The Company decided to purchase digital assets that create NFTs for MicroBuddies.

Cash flow from Financing Activities

During the year ended June 30, 2021, the Company received $224,078 of proceeds from financing activities compared to $226,124 during the year ended June 30, 2020, which reflects a decrease of $2,045 or 0.09%. The decrease in proceeds from financing activities was due to the decrease in financing that we received for day-to-day activities.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the three-month period ended June 30, 2021 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be led by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

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

Item 2. Unregistered sales of equity securities and use of proceeds

There were no issuance of unregistered sales of equity securities during the three months ended June 30, 2021.

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

Good Gaming, Inc.
(the “Registrant”)

August 16, 2021

	BY:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

