Form 10-Q
period 2021-09-30
GOOD GAMING, INC.
filed 2021-11-15
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

(Former name, former address, and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of September 30, 2021, there were 81,792,707 issued and outstanding shares of common stock of the registrant, par value $0.001.

2

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results, and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

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

3

PART 1

Item 1. Financial Statements

Good Gaming, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and Cash Equivalents	$3,833	$2,305
Prepaid expenses	12,834	8,125
Total Current Assets	16,667	10,430

Digital Assets	323,207	-
Property and Equipment, Net	4,256	5,875
Gaming Software, Net	-	-
TOTAL ASSETS	$344,130	$16,305
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$255,602	$164,987
Derivative Liability	16,508,750	1,303,456
Notes Payable	13,440	13,440
Convertible Debentures, current	0	17,240
Notes Payable - ViaOne Services	2,682,337	2,146,468
Total Current Liabilities	19,460,129	3,645,591

Total Liabilities	19,460,129	3,645,591

Stockholders’ Deficit
Series A Preferred Stock Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Series B Preferred Stock Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 18,616 Shares	19	69
Series C Preferred Stock Authorized: 1 Preferred Share, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Share	1	1
Series D Preferred Stock Authorized: Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 0 Shares,	-	-
Common Stock Authorized: 200,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 81,792,707 Shares	81,792	65,374
Additional Paid-In Capital	4,415,751	4,282,629
Accumulated Deficit	(23,613,570)	(7,977,367)
Total Stockholders’ Deficit	(19,115,999)	(3,629,286)
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT	$344,130	$16,305

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the Three Months Ended September 30,
	2021	2020
Revenues	$269,355	$2,554
Cost of Revenues	10,226	3,213
Gross Profit	259,129	(659)

Operating Expenses
General & Administrative	199,631	13,333
Contract Labor	15,850	4,500
Depreciation and Amortization Expense	540	540
Professional Fees	236,155	85,970
Total Operating Expenses	452,176	104,343
Operating Loss	(193,047)	(105,002)
Other Income (Expense)
Interest Income	-	-
Interest Expense	(22,140)	(7,931)
Loss on disposal of fixed assets	-	-
Gain (Loss) on Change in Fair Value of Derivative Liability	(12,110,000)	199,408
Total Other Income (Loss)	(12,132,140)	191,476

Net Income (Loss)	$(12,325,187)	$86,475

Net Income (Loss) Per Share, Basic and Diluted	$(0.15)	$-

Weighted Average Shares Outstanding	81,792,707	59,409,280

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Revenues	$329,885	$7,880
Cost of Revenues	19,803	9,735
Gross Profit	310,082	(1,855)

Operating Expenses
General & Administrative	236,581	32,080
Contract Labor	40,850	13,500
Depreciation and Amortization Expense	1,619	4,100
Professional Fees	423,937	262,071
Total Operating Expenses	702,987	311,751
Operating Loss	(392,905)	(313,606)
Other Income (Expense)
Interest Income	-	-
Interest Expense	(38,004)	(23,795)
Loss on disposal of fixed assets	-	-
Gain (Loss) on Change in Fair Value of Derivative Liability	(15,205,294)	(214,204)
Total Other Income (Loss)	(15,243,298)	(237,999)

Net Loss	$(15,636,203)	$(551,605)

Net Loss Per Share, Basic and Diluted	$(0.19)	$(0.01)

Weighted Average Shares Outstanding	81,792,707	59,409,280

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statements of Cash Flows

(Expressed in U.S Dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Operating Activities

Net Income (Loss)	$(15,636,203)	$(551,605)

Adjustments To Reconcile Net Income (Loss) to Net Cash Used In Operating Activities
Depreciation and amortization	1,619	4,100
Loss on disposal of fixed assets	-	-
Change In Fair Value Of Derivative Liability	15,205,294	214,204
Stock Based Compensation	132,250	-
Changes in operating assets and liabilities
Due from Affiliate	-	-
Prepaid expenses	(4,708)	(7,500)
Accounts Payable and Accrued Liabilities	90,613	23,801

Net Cash Provided By (Used in) Operating Activities	(211,135)	(317,000)

Investing Activities

Purchase of Digital Assets	(323,207)	-
Purchase of Property and Equipment	-	(5,335)

Net Cash Provided By (Used in) Investing Activities	(323,207)	(5,335)

Financing Activities

Due To ViaOne Services	535,870	323,382

Net Cash Provided By (Used In) Financing Activities	535,870	323,382

Change in Cash and Cash Equivalents	1,529	1,047

Cash and Cash Equivalents, Beginning Of Period	2,304	2,022

Cash and Cash Equivalents, End Of Period	$3,833	$3,069

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Shares Issued For Acquisition Of Software	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

(Unaudited)

	Preferred Stock								Common Stock		Additional
	Series A		Series B		Series C		Series D				Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	7,500	$8	68,997	$69	1	$1	-	$-	65,374,031	$65,374	$4,282,629	$(7,977,367)	$(3,629,286)

Conversion of preferred shares B to common shares	-	$-	(18,000)	(18)	-	$-	-	$-	3,600,000	$3,600	$(3,582)		$-
Net income	-	-	-	-	-	-	-	-	-	-	-	$131,167	$131,167

Balance, March 31, 2021	7,500	$8	50,997	$51	1	$1	-	$-	68,974,031	$68,974	$4,279,047	$(7,846,200)	$(3,498,119)

Conversion of preferred shares B to common shares			(29,881)	$(30)					5,976,200	$5,976	$(5,946)		$(0)
Conversion of Convertible Notes	-	-	-	-	-	-	-	-	1,257,476	$1,257	$15,983		$17,240
Net loss												$(3,442,183)	$(3,442,183)
Balance, June 30, 2021	7,500	8	21,116	21	1	1	-	-	76,207,707	76,207	4,289,083	(11,288,383)	(6,923,062)

Conversion of Convertible Notes			(2,500)	$(3)					500,000	$500	$(498)		$-
Stock Based Compensation									5,085,000	$132,067	$183		$132,250
Net loss												(12,325,187)	(12,325,187)

Balance, September 30, 2021	7,500	$8	18,616	$19	1	$1	-	$-	81,792,707	$208,774	$4,288,769	$(23,613,570)	$(19,115,999)

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

(Unaudited)

	Preferred Stock								Common Stock		Additional
	Series A		Series B		Series C		Series D				Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	7,500	$8	68,197	$69	1	$1	-	$-	53,988,755	$53,988	$4,210,995	$(7,011,482)	$(2,746,421)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(84,067)	(84,067)

Balance, March 31, 2020	7,500	$8	68,197	$69	1	$1	-	$-	53,988,755	$53,988	$4,210,995	$(7,095,549)	$(2,830,488)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(554,012)	(554,012)

Balance, June 30, 2020	7,500	$8	68,197	$69	1	$1	-	$-	53,988,755	$53,988	$4,210,995	$(7,649,561)	$(3,384,500)

Conversion of Convertible Notes	-	-	-	-	-	-	-	-	5,420,525	5,421	12,234	-	17,655
Net loss	-	-	-	-	-	-	-	-	-	-	-	86,475	86,475

Balance, September 30, 2020	7,500	$8	68,197	$69	1	$1	-	$-	59,409,280	$59,409	$4,223,229	$(7,563,086)	$(3,280,370)

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

1. Nature of Operations and Continuance of Business

Good Gaming, Inc. (Formerly HDS International Corp.) (the “Company”) was incorporated on November 3, 2008, under the laws of the State of Nevada. The Company is a leading tournament gaming platform and online destination targeting over 250 million e-sports players and participants worldwide that want to compete at the high school or college level. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any substantial revenue to date. Beginning in 2018, the Company began deriving revenue by providing transaction verification services within the digital currency networks of cryptocurrencies. However, on December 12, 2018, the Company discontinued such transaction verification services by dissolving Crypto Strategies Group, Inc., its wholly-owned subsidiary. In 2021, the Company formulated a new plan to create a new game called “MicroBuddies™” that combines Ethereum ERC721 NFTs (Non-fungible tokens), non-standard ERC20 tokens (GOO™), and strategic gameplay to replicate and create unique and rare NFTs. The game will be played online via the MicroBuddies website and blockchain transactions take place on the Polygon Network. The game is currently in beta and is set to launch in Q4 of 2021.

Going Concerns

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has recurring operating losses and an accumulated deficit. Prior to 2021, the Company has generated minimal revenues. In the third quarter of 2021, the Company generated $269,355 in revenues relating to its’ “MicroBuddies™” business. Although management’s plans are for growth of revenues from the “MicroBuddies™” business, the current continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair values of convertible debentures, derivative liability, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Derivative Liability

From time to time, the Company may issue equity instruments that may contain an embedded derivative instrument which may result in derivative liability. A derivative liability exists on the date the equity instrument is issued when there is a contingent exercise provision. The derivative liability is recorded at its fair value calculated by using an option pricing model. The fair value of the derivative liability is then calculated on each balance sheet date with the corresponding gains and losses recorded in the statement of operations.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires the presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. On September 30, 2021, and December 31, 2020, the Company had 10,000,000 and 10,000,000 potentially dilutive shares from outstanding convertible debentures, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of September 30, 2021, and 2020 as follows:

Description	Fair Value Measurements at September 30, 2021, Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$16,508,750	$-	$-	$16,508,750
Total	$16,508,750	$-	$-	$16,508,750

Description	Fair Value Measurements at September 30, 2020, Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$991,322	$-	$-	$991,322
Total	$991,322	$-	$-	$991,322

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $158,715 and $1,514 in advertising and promotion expenses in the three months ended September 30, 2021, and 2020, respectively.

Revenue Recognition

Revenue is recognized in accordance with ASC 606. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract-related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Revenues primarily include revenues from microtransactions. Microtransaction revenues are derived from the sale of virtual goods to the Company’s players. Proceeds from the sales of virtual goods directly are recognized as revenues when a player uses the virtual goods.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). This new standard is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods, with early adoption permitted. We adopted this new standard effective January 1, 2019. The adoption did not have any effect on the Company as it does not have any leases.

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

3. Other Assets

Property and Equipment consisted of the following:

	September 30,
	2021	2020
Computers and servers	$20,333	$18,781

Accumulated Depreciation	(16,077)	(12,366)

	$4,256	$6,415

Depreciation expense for the three months ended September 30, 2021, and 2020 was $540 and $4,100, respectively.

4. Digital Assets

In 2021, the Company has been working to create a new game called MicroBuddies™ that will be played online and will use blockchain technology. Digital Asset prices have been volatile in the past and may continue to be so in the future, owing to a variety of risks and uncertainties. Under current accounting rules, digital assets are considered indefinite-lived intangible assets. The Company needs to recognize impairment charges if any decrease in their fair values, whereas the Company may not make any upward revisions for market price increases until a sale. Thus, the carrying value represents the lowest fair value of the digital assets.

As of September 30, 2021, the carrying value of the Company’s digital assets was $323,207, which reflects $0 impairment charges compared to no digital assets during September 30, 2020.

5. Debt

Convertible Debentures

On April 15, 2015, the Company issued a convertible debenture with the principal amount of $100,000 to HGT Capital, LLC (“HGT”), a non-related party. During the quarter ended June 30, 2015, the Company received the first $50,000 in payment. The remaining $50,000 payment would be made at the request of the borrower. No additional payments have been made as of September 30, 2018. Under the terms of the debentures, the amount was unsecured and was due on October 16, 2016. The note is currently in default and bears interest of 22% per annum. It was convertible into shares of common stock any time after the maturity date at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company’s common stock for the thirty trading days ending one trading day prior to the date the conversion notice was sent by the holder to the Company. On September 21, 2018, the Company entered into a modification agreement with HGT with respect to the convertible promissory note which has a balance of $107,238. Pursuant to such modification agreement, all defaults were waived and it was agreed that such note will convert at a 25% discount to the market rather than the default rate. HGT also agreed to certain sale restrictions which limit the number of shares that they can sell in any month for the next three months. HGT also agreed to dismiss, with prejudice, the lawsuit that it had filed against the Company. On November 29, 2018, HGT converted $6,978 of a convertible note into 1,655,594 shares of the Company’s common stock. On August 17, 2020, HGT converted $5,833 of notes into 2,645,449 shares of the Company’s common stock. On September 9, 2020, HGT converted $11,822 of notes into 2,775,076 shares of the Company’s common stock. On November 11, 2020, HGT converted $25,239 of notes into 2,911,055 shares of the Company’s common stock. On December 18, 2020, HGT converted $40,126 of notes into 3,053,696 shares of the Company’s common stock. On June 25, 2021, HGT converted the remaining note balance of $17,240 into 1,257,476 shares of the Company’s common stock.

On September 30, 2021, the Company and ViaOne Services, LLC entered into a revolving convertible promissory note (the “Revolving Note”). The Company agrees to pay ViaOne the principal sum of $1,000,000 or such a smaller amount as ViaOne may advance to the Company from time to time under the Revolving Note, which is subject to a simple interest rate of 8% per annum and will expire earlier on demand or the third anniversary of the Original Issue Date. The Revolving Note (and any unpaid interest or liquidated damages amount) may be converted into shares of Common Stock at a conversion price of eighty-five percent (85%) of the VWAP for the five (5) trading days immediately prior to the date of the notice of conversion.

On September 30, 2021, the Company entered into a new Employee Services Agreement with ViaOne effective as of September 1, 2021 (the “Effective Date”). For a monthly management fee of $42,000 (the “Monthly Management Fee”), ViaOne shall provide to the Company services related to Company’s human resources, payroll, marketing, advertising, accounting, and financial services for a period of one year beginning on the Effective Date and automatically renewing for successive terms of one year each unless either party provides 90 days’ notice. ViaOne has the right to convert part or all of the Monthly Management Fee into shares of the Company’s common stock, par value $0.001 per share at a Conversion Rate equal to 125% of the Conversion Amount, divided by the Conversion Price. The Conversion Price means, with respect to Management Fee, 85% of the volume weighted average price (“VWAP”) for the 5 trading days immediately prior to the date of the notice of conversion.

6. Derivative Liabilities

The following inputs and assumptions were used to value the convertible debentures outstanding during the years ended September 30, 2021, and September 30, 2020:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 245.6% and 269.5% on September 30, 2021, and 2020, respectively. The risk-free rate was .07% and 0.08% on September 30, 2021, and 2020, respectively. The expected life was nine months and the dividend yield was 0% for each year.

A summary of the activity of the derivative liability is shown below:

Balance, September 30, 2019	$659,381
Change in value	331,941
Balance, September 30, 2020	991,322
Change in value	15,517,428
Balance, September 30, 2021	16,508,750

7. Common Stock

Share Transactions for the Quarter Ended September 30, 2020:

On August 17, 2020, HGT converted $5,833 of a convertible note into 2,645,449 shares of the Company’s common stock.

On September 09, 2020, HGT converted $11,822 of a convertible note into 2,775,076 shares of the Company’s common stock.

Share Transactions for the Quarter Ended September 30, 2021:

On July 21, 2021, William Schultz converted 2,500 shares of Preferred B Stock into 500,000 of the Company’s common stock.

On August 24, 2021, the Company issued 1,000,000 Company’s common shares to David B. Dorwart for accrued compensation.

On August 24, 2021, the Company issued 1,000,000 Company’s common shares to Eric Brown for accrued compensation.

On August 24, 2021, the Company issued 500,000 Company’s common shares to Jordan Axt for accrued compensation.

On August 24, 2021, the Company issued 500,000 Company’s common shares to Domenic Edward Fontana for accrued compensation.

On August 24, 2021, the Company issued 500,000 Company’s common shares to John D Hilzendager for accrued compensation.

On August 24, 2021, the Company issued 300,000 Company’s common shares to Alexandra M Dorwart for accrued compensation.

On August 24, 2021, the Company issued 200,000 Company’s common shares to Marjorie Greenhalgh for accrued compensation.

On August 24, 2021, the Company issued 150,000 Company’s common shares to Frances Lynn Martin for accrued compensation.

On August 24, 2021, the Company issued 50,000 Company’s common shares to Kaitlyn Kazanjian as stock based compensation.

On August 24, 2021, the Company issued 50,000 Company’s common shares to Elizabeth Van Fossen as stock based compensation.

On August 24, 2021, the Company issued 400,000 Company’s common shares to Douglas Wathen as stock based compensation.

On August 24, 2021, the Company issued 100,000 Company’s common shares to Tim Bergman as stock based compensation.

On August 24, 2021, the Company issued 25,000 Company’s common shares to Samuel Joseph Schwieters as stock based compensation.

On August 24, 2021, the Company issued 50,000 Company’s common shares to Robert Welch as stock based compensation.

On August 24, 2021, the Company issued 10,000 Company’s common shares to Nuno Neto as stock based compensation.

On August 24, 2021, the Company issued 10,000 Company’s common shares to Maria Iriarte Uriarte as stock based compensation.

On August 24, 2021, the Company issued 100,000 Company’s common shares to Infinity Global Consulting Group, Inc. as stock based compensation.

On September 03, 2021, the Company issued 8,000 Company’s common shares to Netleon Technologies Private Limited as stock based compensation.

On September 03, 2021, the Company issued 105,000 Company’s common shares to Whole Plant Systems, LLC as stock based compensation.

On September 03, 2021, the Company issued 10,000 Company’s common shares to J Ramsdell Consulting as stock based compensation.

8. Preferred Stock

Our Articles of Incorporation authorize us to issue up to 2,250,350 shares of preferred stock, $0.001 par value. Of the 2,250,000 authorized shares of preferred stock, the total number of shares of Series A Preferred Stock the Corporation shall have the authority to issue is 2,000,000, with a stated par value of $0.001 per share, the total number of shares of Series B Preferred Stock the Corporation shall have the authority to issue is 249,999, with a stated par value of $0.001 per share, the total number of shares of Series C Preferred Stock the Corporation shall have the authority to issue is 1, with a stated par value of $0.001 per share, and the total number of shares of Series D Preferred Stock the Corporation shall have the authority to issue is 350, with a stated par value of $0.001 per share. Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors’ power to set the terms of, and our ability to issue preferred stock, will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring, or preventing a change in control of our company.

As of September 30, 2021, we had 7,500 shares of our Series A preferred stock, 18,616 shares of Series B preferred stock, 1 share of Series C Preferred Stock, and 0 shares of Series D Preferred Stock issued and outstanding.

The 7,500 issued and outstanding shares of Series A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each Series A Preferred Share. The 18,616 issued and outstanding shares of Series B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each Series B Preferred Share. If all of our Series A Preferred Stock and Series B Preferred Stock are converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 3,873,201 shares.

The 1 issued and outstanding shares of Series C Preferred Stock have voting rights equivalent to 51% of all shares entitled to vote and are held by ViaOne Services LLC, a Company controlled by our CEO.

The 0 issued and outstanding shares of Series D Preferred Stock were convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion.

The holders of Series A, Series B, Series C, and Series D have a liquidation preference to the common shareholders.

9. Warrant

In connection with the $100,000 convertible debenture issued to HGT Capital, LLC (“HGT”), the Company issued HGT a warrant to purchase 100,000 shares of the Company’s common stock at $1.00 per share. This warrant was not exercised and expired on April 15, 2020.

On September 30, 2021, the Company and ViaOne entered into a revolving convertible promissory note (the “Revolving Note”). The Company agrees to pay ViaOne the principal sum of $1,000,000 or such a smaller amount as ViaOne may advance to the Company from time to time under the Revolving Note, which is subject to a simple interest rate of 8% per annum and will expire earlier on demand or the third anniversary of the Original Issue Date. The Company granted ViaOne warrants to purchase the 1,000,000 shares of Common Stocks at an exercise price of $0.42, a premium of 20% to the closing bid price of the Common Stock the trading day prior to the execution of the Revolving Note. Payment of all obligations under the Revolving Note is secured by a security interest granted to ViaOne by the Company in all of the right, title and interest of the Company in all of the assets of the Company currently owned or acquired hereafter.

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

On November 30, 2016, ViaOne purchased a Secured Promissory Note equal to a maximum initial principal amount of $150,000 issued by the Company to ViaOne. As additional advances were made by ViaOne to the Company, the principal amount of the Note was increased to $225,000 and $363,000 by amendments dated January 31, 2017, and March 1, 2017, respectively.

On May 5, 2017, ViaOne delivered a default notice to the Company pursuant to Section 6 of the Note Purchase Agreement but has subsequently extended the due date and has increased the funding up to One Million ($1,000,000) dollars. After giving the Company a fifteen (15) day notice period to cure the default under the Stock Pledge Agreement, dated November 30, 2016, entered by and among the Company, CMG, and ViaOne (“Pledge Agreement”), ViaOne took possession of the Series C Stock, which was subject of the Pledge Agreement.

The Secured Promissory Note as amended increased from time to time due to additional advances provided to the Company by ViaOne.

On September 1, 2017, the Company executed an amended Employee Services Agreement with ViaOne which stipulated that ViaOne would continue providing to the Company services relating to the Company’s human resources, marketing, advertising, accounting, and financing for a monthly management fee of $25,000. This agreement was amended on January 1, 2018. The accrued monthly management fees, $100,000 at December 31, 2017, are convertible by ViaOne into the Company’s common stock at a rate of 125% of the accrued fees at a conversion price of (i) $0.05 per share; or (ii) the volume-weighted adjusted price (“VWAP”) of the common stock on the 14th day of each month if the 14th of that month is a trading day. In the event the 14th day of a month falls on a Saturday, Sunday, or a trading holiday, the VWAP of the Common Stock will be valued on the last trading day before the 14th day of the month. The agreement was terminated on August 31, 2021.

On September 27, 2018, the Company and ViaOne entered into a Line of Credit Agreement (the “LOC Agreement”), pursuant to which the Company issued a secured promissory note with the initial principal amount of $25,000 to ViaOne in exchange for a loan of $25,000 (the “Initial Loan Amount”). In accordance with this Agreement, the Company may request ViaOne to provide loans of up to $250,000, including the Initial Loan Amount, and ViaOne has the right to decide whether it will honor such request. The Initial Loan Amount became due on September 30, 2019 (the “Maturity Date”) and bore an interest rate of 8.0% per annum. The unpaid principal and interest of the Promissory Note after the Maturity Date accrued interest at a rate of 18.0% per annum. The principal amount of the Promissory Note may increase from time to time up to $250,000 in accordance with the terms and conditions of the Agreement. In connection with the Agreement and Promissory Note, the Company and ViaOne executed a security agreement dated September 27, 2018, whereby the Company granted ViaOne a security interest in all of its assets, including without limitation, cash, inventory, account receivables, real property, and intellectual properties, to secure the repayment of the loans made pursuant to the LOC Agreement and Promissory Note.

On September 30, 2021, the Company entered into a new Employee Services Agreement with ViaOne effective as of September 1, 2021 (the “Effective Date”). For a monthly management fee of $42,000 (the “Monthly Management Fee”), ViaOne shall provide to the Company services related to Company’s human resources, payroll, marketing, advertising, accounting, and financial services for a period of one year beginning on the Effective Date and automatically renewing for successive terms of one year each unless either party provides 90 days’ notice. ViaOne has the right to convert part or all of the Monthly Management Fee into shares of the Company’s common stock, par value $0.001 per share at a Conversion Rate equal to 125% of the Conversion Amount, divided by the Conversion Price. The Conversion Price means, with respect to Management Fee, 85% of the volume weighted average price (“VWAP”) for the 5 trading days immediately prior to the date of the notice of conversion.

On September 30, 2021, the Company and ViaOne entered into a revolving convertible promissory note (the “Revolving Note”). The Company agrees to pay ViaOne the principal sum of $1,000,000 or such a smaller amount as ViaOne may advance to the Company from time to time under the Revolving Note, which is subject to a simple interest rate of 8% per annum and will expire earlier on demand or the third anniversary of the Original Issue Date. The Company granted ViaOne warrants to purchase the 1,000,000 shares of Common Stocks at an exercise price of $0.42, a premium of 20% to the closing bid price of the Common Stock the trading day prior to the execution of the Revolving Note. Payment of all obligations under the Revolving Note is secured by a security interest granted to ViaOne by the Company in all of the right, title and interest of the Company in all of the assets of the Company currently owned or acquired hereafter. The Revolving Note (and any unpaid interest or liquidated damages amount) may be converted into shares of Common Stock at a conversion price of eighty-five percent (85%) of the VWAP for the five (5) trading days immediately prior to the date of the notice of conversion. The Revolving Note contains customary events of default, including, among others, the failure by the Company to make a payment of principal or interest when due. Following an event of default, ViaOne is entitled to accelerate the entire indebtedness under the Revolving Note. The restrictions are also subject to certain additional qualifications and carve outs, as set forth in the Revolving Note.

As of September 30, 2021, the total amount the Company owed to ViaOne Services was $2,682,337.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

11. Income Taxes

The Company has a net operating loss carried forward of $12,789,652 available to offset taxable income in future years until the end of the fiscal year of 2030.

The significant components of deferred income tax assets and liabilities on September 30, 2021, and 2020 are as follows:

	2021	2020
Net Operating Loss Carryforward	$2,685,827	$799,762

Valuation allowance	(2,685,827)	$(799,762)

Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2021	2020
Income tax recovery at the statutory rate	$(1,103,684)	$(115,837)

Valuation allowance change	1,103,684	$115,837

Provision for income taxes	$-	$-

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

On November 12, 2021 Good Gaming, Inc. (OTCQB: GMER) announced that it has entered into a securities purchase agreement with several institutional and accredited investors for the purchase of 20,733,337 shares of its common stock (or common stock equivalents in lieu thereof) and warrants to purchase up to an aggregate of 20,733,337 shares of common stock, in a private placement. The combined purchase price for one share of common stock (or common stock equivalent) and a warrant to purchase one share of common stock is $0.15. The warrants have an exercise price of $0.20 per share, will be immediately exercisable and will expire five and one-half years from the issuance date. The gross proceeds from the private placement offering are expected to be approximately $3.1 million. The Company intends to use the net proceeds to expand and promote Microbuddies as well as for working capital and general corporate purposes. The offering is expected to close on or about November 16, 2021, subject to the satisfaction of customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) may contain “forward-looking statements,” as that term is used in federal securities laws, about Good Gaming, Inc. (“GMER,” “we,” “our,” “us,” the “Company,” “management”) and its financial condition, results of operations and business. These statements include, among others:

●	statements concerning the potential benefits that we may experience from our business activities and certain transactions we contemplate or have completed; and

●	statements of GMER’s expectations, beliefs, future plans and strategies, anticipated developments, and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause GMER’s actual results to be materially different from any future results expressed or implied by GMER in those statements. The most important facts that could prevent GMER from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;

(b)	potential fluctuation of quarterly results;

(c)	failure of GMER to achieve revenues or profits;

(d)	inadequate capital to continue or expand our business, and inability to raise additional capital or financing to implement our business plans;

(e)	the decline in demand for GMER’s products and services;

(f)	rapid adverse changes in markets;

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

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. GMER cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that GMER or persons acting on its behalf may issue. GMER does not undertake any obligation to review or confirm analysts expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

Overview

The Company was incorporated on November 3, 2008, under the laws of the State of Nevada, to engage in certain business services. Our goal is to become a leading tournament gaming provider as well as an online destination, targeting over 250 million esports players and participants worldwide that want to compete at the high school or college level. We are a developmental stage business, have generated limited revenues to date, and have a history of operating losses.

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

On February 18, 2016, the Company, formerly HDS International Corp., acquired the assets of Good Gaming, Inc. from CMG Holdings Group, Inc. (OTCQB: CMGO). On that date, the Company’s former CEO, Paul Rauner, resigned. The Company appointed Vikram Grover to the positions of CEO and Director of the board of directors (the “Board”). Vikram Grover is a former Wall Street analyst and investment banker with more than 20 years of experience in telecommunications, media, and technology. In addition, David Dorwart was elected by the majority shareholders to the Company’s Board. Mr. Dorwart is the Co-Founder and Chairman of Assist Wireless, Inc., a provider of lifeline wireless services to tens of thousands of subscribers primarily in the Midwest.

On June 27, 2017, the Board of Directors of the Company appointed David B. Dorwart as the Company’s Chief Executive Officer. On June 21, 2017, Mr. Dorwart was appointed to serve as the Chairman of the Board of Directors. David B. Dorwart, Chairman and CEO of Good Gaming, Inc., brings over 31 years of start-up entrepreneurism and executive level management to the Company. Mr. Dorwart was a CoFounder and CEO of dPi Teleconnect, a prepaid wireless provider, for 10 years. During his tenure, he grew the company from a start-up to $75 million in revenues before selling the company. Over the last 9 years, he has been involved with several other successful projects including Assist Wireless, Brooklet Energy Distribution, PayGo Distributors, and Britton & Associates. He is currently the Chairman and CoFounder of ViaOne Services, a company that specializes in wireless communications and provides intricate multi-faceted services for start-up companies utilizing industry experts. By virtue of their ownership of this Series C Preferred Stock, ViaOne is the Company’s principal stockholder.

On June 27, 2017, the Company also bolstered its Board of Directors with executive-level professionals by adding two seasoned individuals who specialize in organization and finance as well as the branding and marketing of established and emerging organizations that are poised to show significant growth.

Domenic Fontana is currently the Sr. Vice President of ViaOne Services and a board member. He is an experienced CPA and financial executive who has worked in progressively more advanced executive roles throughout his career. Having worked at Verizon, eBay, and now ViaOne Services over the last 14 years, he has developed intimate and extensive knowledge of executive level management and the telecommunications industry. He has worked in all aspects of Finance, Accounting, Treasury, and Operations.

Jordan Majkszak Axt, a board member, is a results-producing marketing professional with over 18 years of experience successfully developing marketing and branding strategies. He has been consistently noted by executives, colleagues, and journalists for his specific expertise in bringing products and services online with a comprehensive digital go-to-market strategy. He has previously held executive-level positions as Director of Marketing for ProfitPoint Inc. and Clutch Holdings LLC. He is currently Vice President of Marketing of ViaOne Services where he develops all marketing and customer acquisition strategies for several consumer-facing brands.

On July 10, 2017, the Company’s Board of Directors elected David Dorwart its CEO. Additionally, the Board of Directors approved to elect Domenic Fontana and Jordan Axt to the Company’s Board of Directors.

On August 8, 2017, the board of directors of the Company accepted Vikram Grover’s resignation as the Treasurer of the Company and as a member of the Board, effective immediately.

On August 8, 2017, the Board of the Company accepted Barbara Laken’s resignation as the Secretary of the Company and as a member of the Board, effective immediately.

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

On March 11, 2019, Eric Brown resigned from the Chief Operating Officer’s position.

On March 19, 2021, the Company formulated a new plan to create a new game called “MicroBuddies™” that combines Ethereum ERC721 NFTs (Non-fungible tokens), non-standard ERC20 tokens (GOO™), and strategic gameplay to replicate and create unique and rare NFTs. The game will be played online via the MicroBuddies website and blockchain transactions take place on the Polygon Network.

On May 25th, 2021, Good Gaming, Inc. filed for a trademark on MicroBuddies™ and other related game terms.

On May 28th, 2021, the initial launch of MicroBuddies™ began with the “Genesis Event”, which is the sale of Nano Factory Tokens at a discounted rate of 0.05 Ethereum. We expect to raise the prices of Nano Factory Token prices to 0.15 Ethereum prior to the full game launch in Q3 2021. Nano Factory Tokens obtained during the Genesis Event will be used to synthesize a Generation 0 Microbuddy™ when the game fully launches in the 3rd Quarter of 2021. Nano Factory Tokens are limited to 3 purchases per wallet. Unsold Nano Factory Tokens will be destroyed and no Nano Factory Tokens will be made available ever again.

On September 14, 2021, Good Gaming, Inc. met all qualifications and have been accepted by OTC Markets to uplist from Pink Sheet Current to the OTCQB tier for trading.

On September 23, 2021, the Company announced that MicroBuddies™ will be launched on the mainnet using Polygon, which is an Ethereum compatible blockchain building platform that provides a secure and lower-cost alternative to Ethereum’s escalating gas fees and wait times. The Company also announced October 5, 2021 as it’s official launch date for beta testing to begin.

Technology

In 2016, the Company completed its 2.0 tournament platform and thereafter ran dozens of robotic internal test tournaments and held numerous free-to-play tournaments on large scales with its partner The Syndicate, the owner of the world’s longest-running online gaming guild that has 1,200 members worldwide. Good Gaming conducted two closed public beta tournaments of hundreds of participants in May 2016 in order to fully vet the system. After making roughly 100 fixes and changes to the system, it now runs smoothly. The system is designed to scale to 512,000 concurrent competitors. The Company has updated the system to handle team tournaments, which will further expand its opportunity to popular titles that have tens of millions of active players and has recently launched titles that have the potential for cross-platform play among Gaming PC, Microsoft Xbox, and Sony PlayStation.

In 2017, the Company ran hundreds of tournaments on a regular basis with a dedicated customer base of over 30,000 members. Additionally, the Company expanded its website by offering content relevant to the member base with information relating to gameplay strategy and game news. This generated nearly 100,000 unique visits per month. In an effort to monetize that traffic, the Company employed the use of Google display advertising and tested a subscription model. After careful evaluation of the Company’s strategy, management decided to move away from free tournaments and custom content and focus on growing and monetizing our Minecraft server, which has grown substantially in popularity. This decision was a result of comprehensive competitive analysis and evaluations made in how the esports industry was shifting in its space. Tournaments and custom content are currently suspended while the Company grows revenue and focuses on expanding its efforts with Minecraft. The Company has also aggressively evaluated several business models and acquisition opportunities to resume its previous success as it is related to tournaments.

In 2018, the Company acquired the Minecade and Olimpo Minecraft servers in order to deliver on expansion efforts. This move, coupled with the continued advancement of the core Good Gaming Minecraft server substantially increased revenues and traffic. By the end of the year, the Company struck a deal with a prominent Minecraft influencer, which resulted in the single highest monthly earnings achieved within the Minecraft division, to date.

In 2019, following a severe downturn of business in the Minecraft sector as a whole, the Company decided to temporarily suspend the Minecade and Olimpo networks and refocus its efforts back on the core Good Gaming server. Much of the year was spent upgrading and overhauling the server’s existing infrastructure, which had grown stale over prior years. The Company adopted its strategy to target long-term success and consistency through major innovations in the SkyBlock and Prison game modes and began work towards an ambitious full recode of the Minecade server.

In 2020, the Company finalized its infrastructure overhaul for use in upcoming releases. A new, experimental version of Prison, Prison MMO, was launched as an early access game mode in February 2020. Prison MMO is designed to be a self-sustaining Minecraft game mode that incorporates elements of the Massively Multiplayer Online video game genre. The Company expects steady growth from this mode as it continues developing Prison MMO. On April 1, 2020, the Company released its first iteration of a new SkyBlock game mode, SkyBlock Spring, to some strong success. During the third quarter of 2020, the Company implemented a new workflow management style and released its summer edition of SkyBlock. The release of the summer edition signified a renewed focus on consistent growth through regular, player-focused updates. The Company’s fall release of Prison in October 2020 resulted in its single highest revenue-producing month of the year, to date.

In 2021, the Company kicked off the first quarter with major upgrades to its Winter edition of SkyBlock along with the release of its Winter edition of Prison. The Company used this period to experiment with new release schedules and game mechanics with the goal of identifying how to further strengthen future releases. Additionally, the Company formulated a new plan to create a new game called “MicroBuddies™” that combines Ethereum ERC721 NFTs (Non-fungible tokens), non-standard ERC20 tokens (GOO™), and strategic gameplay to replicate and create unique and rare NFTs. The game will be played online via the MicroBuddies website and blockchain transactions take place on the Polygon Network.

Business Strategy

In the past, our management team’s strategy was to be a full-service company providing best-in-class tournaments, the best platform on which they are played, and content that is all about the esports world. We have looked at this strategy and have changed the way we view our business.

It was our ambition and strategy to be great at providing a place for amateurs to play. By focusing on what the gaming universe is lacking, it allowed us to focus on the promotion of teams, leagues, and competition. We intended to begin with local servers and expand organically from there. We recognized there are millions of players who desire to compete within the gaming community.

In addition to focusing on our Minecraft division, the Company decided to invest in the creation of its new game, MicroBuddies™ that combines Ethereum ERC721 NFTs (Non-fungible tokens), non-standard ERC20 tokens (GOO™), and strategic gameplay to replicate and create unique and rare NFTs. ERC20 “GOO” tokens are limited to use as an in-game currency only. This strategy will allow us to enter the emerging NFT and blockchain gaming space. Initial revenues from MicroBuddies™ will come from the sale of Nano Factory Tokens that will be used to synthesize generation 0 of MicroBuddies™. Ongoing MicroBuddies™ revenues will be generated from a 5% royalty on all of the sales of MicroBuddy™ NFTs in third-party marketplaces. We will continue to devote resources to developing and modifying Minecraft assets by introducing new SkyBlock Seasons and Minecraft Prison game modes within our server. We feel that we have learned how to monetize this business segment and will be able to continue to grow and have it as a meaningful part of our business strategy.

Offices

Our executive offices are located at 415 McFarlan Rd, Suite 108, Kennett Square, PA 19501. Our telephone number is (888) 295-7279.

Recently Issued Accounting Pronouncements

None.

RESULTS OF OPERATIONS

Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2020. This means that our auditors believed there was substantial doubt that we could continue as an ongoing business for the next twelve months from the date of issuance of this going concern opinion unless we obtained additional capital. We generated little revenue in the past. We have completed the development of our website, sourced out suppliers for products to sell, and sourced out customers to buy our products. Accordingly, we need to raise cash from sources other than operations. Our other source for cash at this time is investments by others in our company and the revenue we generate from the sales of our products. We need to raise cash to continue our project and build our operations.

Plan of Operation – Milestones

We are at an early stage of our new business operations. Over the next twelve months, our primary target milestones include:

1	Continue to achieve growth within our Minecraft division.
2	Complete the sales of the Nano Factory Tokens during the Genesis Event with MicroBuddies™ and successfully launch and promote awareness of the MicroBuddies ™ game

3	Continue to evaluate opportunities that have synergies to our existing business line.

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

Results of Operations

The three months ended September 30, 2021, as compared to September 30, 2020

● Working Capital

	September 30, 2021	September 30, 2020
Current Assets	$16,667	$19,319

Current Liabilities	19,460,129	3,306,105

Working Capital (Deficit)	$(19,443,462)	$(3,286,786)

● Operating Revenues

We have generated $269,355 in revenue in the three months ended September 30, 2021, and $2,554 in revenue in the three months ended September 30, 2020, which reflects an increase of $266,801 or 10,446%. The increase in revenue was attributed to the sales of Nano Factory Tokens (NFTs) for the new game called MicroBuddies™.

● Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2021, were $452,176 compared with $104,343 for the three months ended September 30, 2020, which reflects an increase of $347,833 or 333%. The increase in expenses was attributed to a change in professional fees, contract labor, and advertising expenses that are directly related to the new game MicroBuddies™.

During the three months ended September 30, 2021, the Company recorded a net loss of $12,325,187 compared with a net income of $86,475 for the three months ended September 30, 2020, which reflects a decrease in net income of $12,411,662 or -14,353%. The decrease in net income was attributed to the change in the value of the Company’s derivative liabilities.

The Nine months ended September 30, 2021, as compared to September 30, 2020

● Operating Revenues

We have generated $329,885 in revenue in the nine months ended September 30, 2021, and $7,880 in revenue in the nine months ended September 30, 2020, which reflects an increase of $322,005 or 4,086% attributed to the sales of Nano Factory Tokens (NFTs) for the new game called MicroBuddies™.

● Operating Expenses and Net Loss

Operating expenses for the nine months ended September 30, 2021, were $702,987 compared with $311,751 for the nine months ended September 30, 2020, which reflects an increase of $391,236 or 125% was attributed to a change in professional fees, contract labor, and advertising expenses that are directly related to the new game MicroBuddies™.

During the nine months ended September 30, 2021, the Company recorded a net loss of $15,636,203 compared with a net loss of $551,605 for the nine months ended September 30, 2020, which reflects a decrease of $15,084,598 or -2735%. The increase in net loss was attributed to the change in the value of the Company’s derivative liabilities.

● Liquidity and Capital Resources

As of September 30, 2021, the Company’s cash balance consisted of $3,833 compared to a cash balance of $3,069 as of September 30, 2020. The increase in the cash balance was attributed to the increase in financing that we received for day-to-day activities. As of September 30, 2021, the Company had $344,130 in total assets compared to total assets of $25,734 on September 30, 2020. The increase in total assets was attributed to the purchase of digital assets that create NFTs for MicroBuddies for a limited period of time.

As of September 30, 2021, the Company had total liabilities of $19,460,129 compared with total liabilities of $3,306,105 as of September 30, 2020. The increase in liabilities was attributable to an increase in financing and derivative liabilities.

As of September 30, 2021, the Company has a working capital deficit of $19,443,462 compared with a working capital deficit of $3,286,786 as of September 30, 2020, with the increase in the working capital deficit attributed to an increase in financing the Company received for general working capital purposes and the change in the value of the Company’s derivative liabilities.

Cash flow from Operating Activities

During the nine months ended September 30, 2021, the Company used $211,135 of cash for operating activities compared to the use of cash in an amount of $317,000 for operating activities during the nine months ended September 30, 2020, which reflects a decrease of $105,865 or 33.40%. The decrease in the use of cash for operating activities was attributed to the change in the value of the Company’s derivative liabilities offset by expenses related to MicroBuddies.

Cash flow from Investing Activities

The Company had $323,207 in cash used in investing activities compared to $5,335 for the quarter ended September 30, 2021, and September 30, 2020. The Company decided to purchase digital assets that create NFTs for MicroBuddies.

Cash flow from Financing Activities

During the nine month ended September 30, 2021, the Company received $535,870 of proceeds from financing activities compared to $323,382 during the nine month ended September 30, 2020, which reflects an increase of $212,488 or 65.71%. The increase in proceeds from financing activities was due to the increase in financing that we received for day-to-day activities, which is directly related to MicroBuddies and the Company issued stock based compensation for employees and contractors working on MicroBuddies.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our preferred shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders.

There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financings to fund our operations and other activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the three-month period ended September 30, 2021, covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of the transition in the management and Board, the financial management will be led by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter of 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of equity securities and use of proceeds

During the three months ended September 30, 2021, 5,068,000 shares of unregistered common stock were issued.

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

Good Gaming, Inc.
(the “Registrant”)

November 15, 2021

	BY:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

