Form 10-K
period 2021-12-31
GOOD GAMING, INC.
filed 2022-04-15
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021,

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

(844) 419-7445

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

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2021: $18,324,110.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 103,526,044 as of January 31, 2022.

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

PART I

ITEM 1. BUSINESS

General

The Company was incorporated on November 3, 2008 under the laws of the State of Nevada, to engage in certain business services. Our goal, at the time, was to become a leading tournament gaming provider as well as an online destination, targeting over 250 million esports players and participants worldwide that want to compete at the high school or college level. We are a developmental stage business, have generated limited revenues to date and have a history of operating losses.

The Good Gaming platform was established in early 2014 by its founding members who recognized the need that millions of gamers worldwide desired to play games at competitive levels. The founders recognized that there was no structure or organization on a large scale for amateur gamers while professional esports was quickly establishing itself.

Good Gaming effectively built the business infrastructure for the rapidly growing esports industry, similar to the high school and college athletic industry. Good Gaming was designed to be the gateway for amateur esports athletes to compete at the semi-professional level, improve their gaming skills, and interact with veteran gamers globally in a destination site and social networking framework.

Good Gaming differs from the professional level of the esports industry by focusing on more than 250 million gamers that fall below the professional level but are above the casual level, classified as “amateurs.” Good Gaming distinguishes itself from its direct and indirect competitors by being the first company to offer multi-game, multi-console services at the amateur esports level. The Company was not exclusive to any particular hardware or software vendor.

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

On June 27, 2017 the Board of Directors of the Company appointed David B. Dorwart as the Company’s Chief Executive Officer. On June 21, 2017, Mr. Dorwart was appointed to serve as the Chairman of the Board of Directors. David B. Dorwart, Chairman and CEO of Good Gaming, Inc., brings over 31 years of start-up entrepreneurism and executive level management to the Company. Mr. Dorwart was a Co-Founder and CEO of dPi Teleconnect, a prepaid wireless provider, for 10 years. During his tenure, Mr. Dorwart grew that company from a start-up to $75 million in revenues before selling it. Over the last 9 years, Mr. Dorwart has been involved with several other successful projects including Assist Wireless, Brooklet Energy Distribution, PayGo Distributors and Britton & Associates. Mr. Dorwart is currently the Chairman and Co-Founder of ViaOne Services, a company which specializes in wireless communications and provides intricate multi-faceted services for start-up companies utilizing industry experts. By virtue of the ownership of this Series C Preferred Stock, ViaOne is the Company’s principal stockholder.

On June 27, 2017, the Company also bolstered its Board of Directors with executive level professionals by adding two seasoned individuals who specialize in organization and finance as well as the branding and marketing of established and emerging organizations which are poised to show significant growth.

Domenic Fontana is currently SeniorVice President of ViaOne Services and a new board member. He is an experienced CPA and financial executive who has worked in progressively more advanced executive roles throughout his career. Having worked at Verizon, Ebay and now ViaOne Services over the last 13 years, Mr. Fontana has developed intimate and extensive knowledge of executive level management and the telecommunications industry. Mr. Fontana has worked in all aspects of Finance, Accounting, Treasury, and Operations.

Jordan Majkszak Axt, a new board member, is a results-producing marketing professional with over 14 years of experience successfully developing marketing and branding strategies. Mr. Axt has been consistently noted by executives, colleagues, and journalists for his specific expertise in bringing products and services online with a comprehensive digital go-to-market strategy. Mr. Axt has previously held executive level positions as Director of Marketing for ProfitPoint Inc. and Clutch Holdings LLC. Mr. Axt is currently Vice President of Marketing of ViaOne Services where he develops all marketing and customer acquisition strategies for 14 consumer facing brands.

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

In December 2017, the Company began exploring potential partnerships with various franchise opportunities related to both LAN centers and Virtual Reality centers. Financial analysis and research on these opportunities are ongoing.

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

On May 28th, 2021, the initial launch of MicroBuddies™ began with the “Genesis Event”, which is the sale of Nano Factory Tokens at a discounted rate of 0.05 Ethereum. We expect to raise the prices of Nano Factory Token prices to 0.15 Ethereum prior to the full game launch in Q3 2021. Nano Factory Tokens obtained during the Genesis Event will be used to synthesize a Generation 0 Microbuddy™ when the game fully launches in the 4th Quarter of 2021. Nano Factory Tokens are limited to 3 purchases per wallet. Unsold Nano Factory Tokens will be destroyed and no Nano Factory Tokens will be made available ever again.

On September 14, 2021, Good Gaming, Inc. met all qualifications and have been accepted by OTC Markets to uplist from Pink Sheet Current to the OTCQB tier for trading.

On September 23, 2021, the Company announced that MicroBuddies™ will be launched on the mainnet using Polygon, which is an Ethereum compatible blockchain building platform that provides a secure and lower-cost alternative to Ethereum’s escalating gas fees and wait times. The Company also announced October 5, 2021, as it’s the official launch date for beta testing to begin.

On November 11, 2021, the Company entered into a securities purchase agreement with a several institutional and accredited investors pursuant to which the Company will sell to the Investors in a private placement an aggregate of (i) 15,922,156 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 4,811,181 shares of common stock and (iii) warrants to purchase up to an aggregate of 20,733,337 shares of common stock for gross proceeds to the Company of approximately $3,100,000. The combined purchase price for one share of common stock and a warrant to purchase one share of common stock is $0.15 and the combined purchase price for one pre-funded warrant to purchase one share of common stock and a warrant to purchase one share of common stock is 0.1499.

On December 13, 2021, the Company announced that the mainnet launch of the “MicroBuddies™” NFT game will be on Friday, December 17, 2021 at 7:00 PM EST. This announcement comes after more than 95% of players involved in Beta I and Beta II testing programs voted to launch the game at this time, based on gameplay and user experience.

On December 21, 2021, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada in order to increase the total number of authorized shares of the Company from two hundred two million two hundred fifty thousand (202,250,000) authorized shares to two hundred five million (205,000,000) authorized shares. Addition to that, the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada, which established two million seven hundred fifty thousand (2,750,000) shares of the Company’s Series E Convertible Preferred Stock. Each of the Series E Shares are convertible at the option of the holder at any time into 1,000 shares of the Company’s common stock. The holders of the Series E Shares will vote together with the common stock on an as-converted basis. The Series E Shares are not entitled to any dividend except that in the event that the Board of Directors of the Company declares a dividend to any other class of stock, Series E Shares are entitled to a dividend equal to what they would receive on an as converted to common stock basis.

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

In 2019, following a severe downturn of business in the Minecraft sector, the Company decided to temporarily suspend the Minecade and Olimpo networks and refocus its efforts back on the core Good Gaming server. Much of the year was spent upgrading and overhauling the server’s existing infrastructure, which had grown stale over prior years. The Company adapted its strategy to target long term success and consistency through major innovations in the SkyBlock and Prison game modes, and began work towards an ambitious full recode of the Minecade server.

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

In 2021, the Company kicked off the first quarter with major upgrades to its Winter edition of SkyBlock along with the release of its Winter edition of Prison. The Company used this period to experiment with new release schedules and game mechanics with the goal of identifying how to further strengthen future releases. Additionally, the Company formulated a new plan to create a new game called “MicroBuddies™” that combines Ethereum ERC721 NFTs (Non-fungible tokens), non-standard ERC20 tokens (GOO™), and strategic gameplay to replicate and create unique and rare NFTs. The game will be played online via the MicroBuddies website and blockchain transactions take place on the Polygon Network.The game was launched on December 17, 2021 after more than 95% of players involved in Beta 1 and 2 testing programs voted to launch the game based on gameplay and user experience.

Business Strategy

In the past, our management team’s business strategy was to be a full-service company providing best in class Esports gaming tournaments and Minecraft experiences. With the onset of the pandemic, the Esports industry has suffered a considerable amount of lost business opportunities. We were not immune to the effects of the pandemic on our Esports business. In addition, the size of the PC-based Minecraft gaming community has shrunk considerably. We have taken a hard look at both the Esports and Minecraft business verticals and determined that both strategies are no longer in the best interest of the company and our shareholders. We feel that both the Esports and Minecraft verticals do not have significant upside in the future. As so, the Esports and Minecraft business verticals will not comprise a meaningful segment of our ongoing business strategy. We will not designate any future investment in either of these verticals for the foreseeable future.

With the rise in the popularity of the crypto-currency and blockchain technologies, the Company has decided to invest in the creation of its new game, “MicroBuddies™” which combines Ethereum ERC721 NFTs (Non-fungible tokens), non-standard ERC20 tokens (GOO™), and strategic, long-tail web browser gameplay to replicate and create unique and collectible NFTs. ERC20 “GOO™” tokens are limited to use as an in-game currency only. This strategy will allow us to enter the emerging NFT and blockchain gaming space. Initial revenues from “MicroBuddies™” will come from the sale of Nano Factory Tokens that will be used to synthesize generation 0 of “MicroBuddies™”. Ongoing “MicroBuddies™” revenues will be generated from a 5% royalty on all of the sales of “MicroBuddy™” NFTs in third-party marketplaces and a.0.01 MATIC per “MicroBuddy™” replication Microbuddies In 2022, we will introduce additional initiatives around the “MicroBuddies™ intellectual property. We expect the ancillary”MicroBuddies™” initiatives to create consistent, recurring revenue over the life of the project.

Moving forward, we are going to expand the “MicroBuddies™” intellectual property to metaverse/virtual world social gaming experiences. There are many current and emerging metaverse/virtual world platforms. Some existing platforms already have greater than one hundred million users while other platforms are slated to launch later in 2022 or in 2023. We see building “MicroBuddies™” themed gaming experiences in these types of metaverses/virtual worlds as a solid strategy to create long tail revenue engines while exposing the “MicroBuddies™” franchise to large, diverse audiences.

Insurance Policies

We do not currently maintain any insurance but are in the process of obtaining the appropriate insurance to support our business operations.

Employees

We have three full-time consultants, and three part-time contractors working on various Good Gaming initiatives. The full-time consultants consist of one Chief Operating Officer, one Software Engineer and one Operations Manager. The part-time consultant team consists of two graphic designers and one community manager. Pursuant to our Management Services Agreement with ViaOne Services LLC, certain employees of ViaOne are deemed to be consultants of the Company.

Offices

Our executive offices are located at 415 McFarlan Rd, Suite 108, Kennett Square, PA 19501. Our telephone number is (844) 419-7445.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not currently rent or lease any real property.

ITEM3. LEGAL PROCEEDINGS

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

2020	High Bid	Low Bid
First Quarter, Ending March 31	$0.0050	$0.0011
Second Quarter, Ending June 30	$0.0110	$0.0024
Third Quarter, Ending September 30	$0.0281	$0.0046
Fourth Quarter, Ending December 31	$0.1000	$0.0092

2021	High Bid	Low Bid
First Quarter, Ending March 31	$0.14	$0.0333
Second Quarter, Ending June 30	$0.2495	$0.0163
Third Quarter, Ending September 30	$0.75	$0.1736
Fourth Quarter, Ending December 31	$0.378	$0.0502

Holders

As of January 31, 2022, we have 103,526,044 shares of our common stock issued and outstanding held by 69 stockholders of record.

As of January 31, 2022, we had 7,500 shares of Series A Preferred Stock issued and outstanding, 20,296 shares of Series B Preferred Stock issued and outstanding, 1 share of Series C Preferred Stock issued and outstanding, 0 share of Series D Preferred Stock issued and outstanding, and 57,663 shares of Series E Preferred Stock issued and outstanding.

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

Common Stock

Our Articles of Incorporation authorize the Company to issue up to 100,000,000 shares of common stock, $0.001 par value. On May 3, 2018, the Company increased its authorized shares of common stock from 100,000,000 to 200,000,000. Each holder of our common stock is entitled to one (1) vote for each share held on record on all voting matters we present for a vote of stockholders, including the election of directors. Holders of common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities, and there are no conversion rights or redemption or sinking fund provisions with respect to our common stock. All shares of the Company’s common stock are entitled to share equally in dividends from sources legally available when, and if, declared by the Company’s Board of Directors.

Our Board of Directors is authorized to issue additional shares of common stock not to exceed the amount authorized by the Articles of Incorporation, on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

In the event of our liquidation or dissolution, all shares of the Company’s common stock are entitled to share equally in our assets available for distribution to stockholders. However, the rights, preferences and privileges of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of preferred stock that have been issued or shares of preferred stock that our Board of Directors may decide to issue in the future.

Preferred Stock

Our Articles of Incorporation initially authorized us to issue up to 2,250,350 shares of preferred stock, $0.001 par value. On December 21, 2021, the Company filed the amendment to increase the authorized shares of preferred stock to 5,000,000 shares. Of the 5,000,000 authorized shares of preferred stock, the total number of shares of Series A Preferred Stock the Corporation shall have the authority to issue is 2,000,000, with a stated par value of $0.001 per share, the total number of shares of Series B Preferred Stock the Corporation shall have the authority to issue is 249,999, with a stated par value of $0.001 per share, the total number of shares of Series C Preferred Stock the Corporation shall have the authority to issue is 1, with a stated par value of $0.001 per share, the total number of shares of Series D Preferred Stock the Corporation shall have the authority to issue is 350, with a stated par value of $0.001 per share, and the total number of shares of Series E Preferred Stock the Corporation shall have the authority to issue is 2,750,000, with a stated par value of $0.001 per share. Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors’ power to set the terms of, and our ability to issue preferred stock, will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of January 31, 2022, we had 7,500 shares of our Series A preferred stock, 20,296 shares of Series B preferred stock, 1 share of Series C preferred stock, 0 share of Series D preferred stock, and 57,663 shares of Series E preferred stock issued and outstanding.

The 7,500 issued and outstanding shares of Series A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each Series A Preferred Share. The 20,296 issued and outstanding shares of Series B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each Series B Preferred Share. The 57,663 issued and outstanding shares of Series E Preferred Stock are convertible into shares of common stock at a rate of 1,000 common shares for each Series E Preferred Share. If all of our Series A, B and E Preferred Stock are converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 61,872,201 shares.

The one issued and outstanding shares of Series C Preferred Stock has voting rights equivalent to 51% of all shares entitled to vote and is held by ViaOne Services LLC, a Company controlled by our CEO.

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any shares of Series D preferred stock issued and outstanding as of January 31, 2022.

The holders of Series A, Series B, Series C, Series D and Series E have a liquidation preference to the common shareholders.

Options

We have not issued and do not have any outstanding options to purchase shares of our common stock.

Registration Rights

As of December 31, 2021, there are no other outstanding registration rights or similar agreements.

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

On September 30, 2021, the Company and ViaOne Services, LLC entered into a revolving convertible promissory note (the “Revolving Note”). The Company agrees to pay ViaOne the principal sum of $1,000,000 or such a smaller amount as ViaOne may advance to the Company from time to time under the Revolving Note, which is subject to a simple interest rate of 8% per annum and will expire earlier on demand or the third anniversary of the Original Issue Date. The Revolving Note (and any unpaid interest or liquidated damages amount) may be converted into shares of Common Stock at a conversion price of eighty-five percent (85%) of the VWAP for the five (5) trading days immediately prior to the date of the notice of conversion. On December 31, 2021, the Company amended the note to allow for the conversion of the Note into shares of the Company’s Series E Preferred Stocks. Effective December 31, 2021, ViaOne Services, LLC converted the Revolving Note into 6,730 shares of the Company’s Series E Convertible Preferred Stock, terminating the Revolving Note.

On September 30, 2021, the Company entered into a new Employee Services Agreement with ViaOne effective as of September 1, 2021 (the “Effective Date”). For a monthly management fee of $42,000 (the “Monthly Management Fee”), ViaOne shall provide to the Company services related to Company’s human resources, payroll, marketing, advertising, accounting, and financial services for a period of one year beginning on the Effective Date and automatically renewing for successive terms of one year each unless either party provides 90 days’ notice. ViaOne has the right to convert part or all of the Monthly Management Fee into shares of the Company’s common stock, par value $0.001 per share at a Conversion Rate equal to 125% of the Conversion Amount, divided by the Conversion Price. The Conversion Price means, with respect to Management Fee, 85% of the volume weighted average price (“VWAP”) for the 5 trading days immediately prior to the date of the notice of conversion. On December 31, 2021, the Company amended the note to allow for the conversion of the Note into shares of the Company’s Series E Preferred Stocks. Effective December 31, 2021, ViaOne Services, LLC converted the new Employee Services Agreement Note into 1,557 shares of the Company’s Series E Convertible Preferred Stock.

Related Party Transactions

On or around April 7, 2016, Silver Linings Management, LLC funded the Company $13,440 in the form of convertible debentures secured by certain high-powered gaming machines purchased from XIDAX. Such note bore interest at a rate of 10% per annum, payable in cash or kind at the option of the Company, matured on April 1, 2018, and was convertible into Series B Preferred shares at the option of the holder at any time. Effective December 31, 2021, the Note was converted into 1,680 shares of Series B preferred stock.

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

On December 31, 2021, the Company amended the both original and new Employee Service Agreements, Secured Promissory Note, and Revolving Convertible Promissory Note to allow for the conversion of Notes into shares of the Company’s Series E Preferred Stocks. Effective December 31, 2021, the original Employee Service Agreement was converted into 24,540 shares of the Company’s Series E Preferred Stocks and the new Employee Service Agreement was converted into 1,557 shares of the Company’s Series E Preferred Stocks. Additionally, Secured Promissory Note and Revolving Convertible Note were converted into 24,836 and 6,730 shares of the Company’s Series E Preferred Stocks, respectively.

As of December 31, 2021, the Company owed nothing to ViaOne Services.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

Shares Eligible for Future Sale

As of January 31, 2022, we had 103,526,044 shares of our common stock issued and outstanding, a breakdown of which follows:

●	86,897,744 shares are freely tradable without restrictions (commonly referred to as the “public float”)

●	16,628,300 shares are currently subject to the restrictions and sale limitations imposed by Rule 144.

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

On March 8, 2021, Lincoln Acquisition converted 18,000 shares of Preferred B Stock into 3,600,000 of the Company’s common stock.

On May 18, 2021, Lincoln Acquisition converted 29,881 shares of Preferred B Stock into 5,976,200 of the Company’s common stock.

On June 25, 2021, HGT converted $17,240 of a convertible note into 1,257,476 shares of the Company’s common stock.

On July 21, 2021, William Schultz converted 2,500 shares of Preferred B Stock into 500,000 of the Company’s common stock.

On December 31, 2021, ViaOne Services converted $1,241,783 of a Secured Promissory Note into 24,836 shares of Company’s Preferred E stocks.

On December 31, 2021, ViaOne Services converted $1,227,000 of a Original Employee Service Agreement Note into 24,540 shares of Company’s Preferred E stocks.

On December 31, 2021, ViaOne Services converted $84,000 of a New Employee Service Agreement Note into 1,557 shares of Company’s Preferred E stocks.

On December 31, 2021, ViaOne Services converted $362,967 of a Revolving Convertible Promissory Note into 6,730 shares of Company’s Preferred E stocks.

On December 31, 2021, Silver Lining converted $13,440 of a convertible note into 1,680 shares of Company’s Preferred B stocks.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2021, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

Plan of Operation – Milestones

We are at an early stage of our new business operations. Over the next twelve months, our primary target milestones include:

1	Continue to achieve growth within our MicroBuddies™ vertical via ancillary gaming initiatives across a variety of interactive platforms initiative.

2	Continue to promote and increase players of the NFT Breeding game MicroBuddies™ to expand revenue generated by the various aspects of game play.

3	Launch the metaverse/virtual world gaming initiative within a well-established third party experience that has a large, already established, global reach. Continue to evaluate opportunities that have synergies to our existing business line and create continuing revenue streams.

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

Results of Operations

December 31, 2021 as compared to December 31, 2020

●	Working Capital

	December 31, 2021	December 31, 2020
Current Assets	$2,417,300	$10,430
Current Liabilities	305,645	3,645,590
Working Capital (Deficit)	$2,111,655	$(3,635,160)

●	Operating Revenues

We have generated $374,881 in revenue in 2021 and $26,215 in revenue in the fiscal year of 2020, which reflects an increase of $348,666 or 1,330%. The increase in revenue was attributed to the sales of Nano Factory Tokens (NFTs) for the new game called MicroBuddies™.

●	Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2021 were $1,310,441 compared with $417,704 for the year ended December 31, 2020. The increase in operating expenses in the amount of $892,737 or 214% was attributable to a change in professional fees, contract labor, and advertising expenses that are directly related to the new game MicroBuddies™.

During the year ended December 31, 2021, the Company recorded a net income of $338,408 compared with a net loss of $965,885 for the year ended December 31, 2020. The decrease in net loss in the amount of $1,304,293 or 135% was attributed to the increase in revenues and the change in value of the Company’s derivative liabilities along with the gain on digital assets.

●	Liquidity and Capital Resources

As of December 31, 2021, the Company’s cash balance consisted of $2,407,966 compared to cash balance of $2,305 as of December 31, 2020. The increase in the cash balance was attributed to the funding that the Company received from a private placement on November 16, 2021 for day-to-day activities. As of December 31, 2021, the Company had $2,727,396 in assets compared to total assets of $16,305 as at December 31, 2020. The increase in total assets was attributed to the purchase of digital assets that create NFTs for MicroBuddies for a limited period of time and the funding the Company received from Private Placement.

As of December 31, 2021, the Company had total liabilities of $305,645 compared with total liabilities of $3,645,590 as of December 31, 2020. The decrease in liabilities was attributed to ViaOne Services converting their multiple notes into the Company’s Series E Preferred Stock.

As of December 31, 2021, the Company has a working capital of $2,111,655 compared with a working capital deficit of $3,635,160 as of December 31, 2020. The increase in the working capital attributed to the funding the Company received from private placement and the decrease in liabilities due to the note conversions.

Cash flow from Operating Activities

During the year ended December 31, 2021, the Company used $755,200 of cash for operating activities compared to the use of cash in an amount of $402,556 for operating activities during the year ended December 31, 2020. The increase of $352,644 or 87.6% was attributed to the net decrease in derivative liabilities offset by expenses related to MicroBuddies.

Cash flow from Investing Activities

During the years ended December 31, 2021, the Company had $248,999 in cash used in investing activities compared to $5,335 in cash provided for the year ended December 31, 2020. The increase of $243,664 or 4567.26% in cash used in investing activities was attributed to the purchase of digital assets that created NFTs for MicroBuddies offset by the paying few vendors through digital assets.

Cash flow from Financing Activities

During the year ended December 31, 2021, the Company received $3,409,860 of proceeds from financing activities compared to $408,174 during the year ended December 31, 2020. The increase of $3,001,686 or 735.39% in proceeds from financing activities was attributed to the funding the Company received from a private placement along with financing that the Company received for day-to-day activities from ViaOne Services offset by the conversion of debt into the Company’s Series E Preferred stocks.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Good Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Good Gaming, Inc. (the “Company”) as of December 31, 2021, the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Accounting for digital assets

As noted in notes 1 and 4, in 2021, the Company has been working to create a new game called MicroBuddies™ that will be played online and will use blockchain technology. Digital Asset prices have been volatile in the past and may continue to be so in the future, owing to a variety of risks and uncertainties. Under current accounting rules, digital assets are considered indefinite-lived intangible assets. The Company needs to recognize impairment charges if any decrease in their fair values, whereas the Company may not make any upward revisions for market price increases until a sale. Thus, the carrying value represents the lowest fair value of the digital assets.

As of December 31, 2021, the carrying value of the Company’s digital assets was $304,427, which reflects $0 impairment charges compared to no digital assets during December 31, 2020.

We identified the accounting considerations and related valuations of the digital assets as such as a critical audit matter. The principal considerations for our determination were: (1) the evolving accounting guidance surrounding digital assets and (2) the subjectivity in valuation of digital assets. Auditing these elements is challenging and requires auditor judgement.

Our audit procedures related to management’s conclusion on the evaluation and related valuation of digital assets, included the following, among others: (1) evaluating the accounting for transactions in digital currencies, and (2) reviewing the valuations and related impairments and realized gains/ losses of digital assets.

/s/ Victor Mokuolu, CPA PLLC

We have served as the Company’s auditor since 2022.

Houston, Texas

April 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Good Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Good Gaming, Inc. (the “Company”) as of December 31, 2020, the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing and opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We served as the Company’s auditor from 2016 to 2021

Bayville, NJ

April 15, 2021

PCAOB ID: 6285

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

Good Gaming, Inc.

Balance Sheets

(Expressed in U.S. Dollars)

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and Cash Equivalents	$2,407,966	$2,305
Prepaid expenses- related party	9,334	8,125

Total Current Assets	2,417,300	10,430

Digital Assets	304,427	-
Property and Equipment, Net	5,669	5,875
Gaming Software, Net	-	-
TOTAL ASSETS	$2,727,396	$16,305
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$299,017	$164,987
Derivative Liability	-	1,303,456
Notes Payable	6,628	13,440
Convertible Debentures, current	-	17,240
Notes Payable - ViaOne Services	-	2,146,467
Total Current Liabilities	305,645	3,645,590

Total Liabilities	305,645	3,645,590

Stockholders’ Deficit
Class A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8

Class B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 20,296 and 68,997 Shares, respectively	20	69

Class C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Shares	1	1

Class D Preferred Stock
Authorized: Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 0 Shares	-	-

Class E Preferred Stock
Authorized: Authorized: 2,750,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 57,663 Shares	58	-
Common Stock
Authorized: 200,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 103,526,044 and 65,374,031 Shares, respectively	103,526	65,374

Warrant	333	-
Additional Paid-In Capital	9,956,764	4,282,629
Accumulated Deficit	(7,638,959)	(7,977,367)
Total Stockholders’ Deficit	2,421,751	(3,629,285)
TOTAL LIABILITIES & DEFICIT	$2,727,396	$16,305

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statement of Operations

(Expressed in U.S Dollars)

	For the Years Ended December 31,
	2021	2020
Revenues	$374,881	$26,215
Cost of Revenues	37,687	16,332
Gross Profit	337,194	9,883
Operating Expenses
General & Administrative	571,894	43,497
Contract Labor	63,050	18,150
Depreciation and Amortization Expense	2,159	4,640
Professional Fees	673,338	351,417
Total Operating Expenses	1,310,441	417,704
Operating Loss	(973,247)	(407,821)
Other Income (Expense)
Gain on Digital Assets	57,381	-
Loss on Stock Conversion	$-	-
Gain in Debt Settlement	-	-
Loss on disposal of Fixed Assets	-	-
Interest Income	-	-
Interest Expense	(49,182)	(31,726)
Gain (Loss) on Change in Fair Value of Derivative Liability	1,303,456	(526,338)
Total Other Income (Loss)	1,311,655	(558,064)
Net Income (Loss)	338,408	(965,884)
Net Income (Loss) Per Share, Basic and Diluted	$-	$(0.02)
Weighted Average Shares Outstanding	103,526,044	59,409,280

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Cash Flows

(Expressed in U.S Dollars)

	For the Years Ended December 31,
	2021	2020
Operating Activities

Net Income (Loss)	$338,408	$(965,884)

Adjustments To Reconcile Net Loss to
Net Cash Used In Operating Activities
Digital Assets	-	-
Depreciation and Amortization	2,159	4,640
Loss on disposal of fixed assets	-	-
Change In Fair Value Of Derivative Liability	(1,303,456)	526,338
Stock based compensation	132,250	-
Gain on debt settlement	-	-
Gain on Digital Assets	(57,381)	-
Write-off Interest Payable	-	-
Changes in operating assets and liabilities
Prepaid Expenses	(1,209)	625
Accounts Payable	134,029	31,726

Net Cash Provided By (Used in) Operating Activities	(755,200)	(402,555)

Investing Activities
Purchase of Digital Assets	(378,436)	-
Selling Digital Assets	131,390	-
Selling Property and Equipment	-	-
Purchase Property and Equipment	(1,953)	(5,335)

Net Cash Provided By (Used in) Investing Activities	(248,999)	(5,335)

Financing Activities
Repayments of Preferred Stock Series D	-	-
Proceeds From Sale Of Preferred Stock CL D	-	-
Proceeds from issuance of warrants	721,825	-
Proceeds from investments	1,912,125	-
Due To ViaOne Services	775,910	408,174
Net Cash Provided By (Used In) Financing Activities	3,409,860	408,174

Change in Cash and Cash Equivalents	2,405,661	283

Cash and Cash Equivalents, Beginning Of Period	2,305	2,022

Cash and Cash Equivalents, End Of Period	$2,407,966	$2,305

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Conversion of Preferred Stock CL B to Common	$(10,076)	$-
Conversion of Debt to Common Shares	$(17,240)	$-
Conversion of Debt to Preferred Stock CL E shares	$2,915,749	$-
Conversion of Debt to Preferred Stock CL B shares	$13,440	$-

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

	Preferred Stock												Common Stock		Warrants		Additional
	Class A		Class B		Class C			Class D			Class E						Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	7,500	8	68,997	69	1	1		-	-		-	-	53,988,755	53,988	-	-	4,210,995	(7,011,482)	(2,746,421)
Conversion of Convertible Notes													11,385,276	11,386	-	-	71,634	-	83,020
Net loss	-	-	-	-	-	-		-	-		-	-	-	-	-	-	-	(965,885)	(965,884)

Balance, December 31, 2020	7,500	8	68,997	69	1	1		-	-		-	-	65,374,031	65,374	-	-	4,282,629	(7,977,367)	(3,629,285)
Conversion of preferred shares B to common shares	-	-	(50,381)	(51)	-	-		-	-		-	-	10,076,200	10,076	-	-	(10,025)	-	-
Stock Based Compensation	-	-	-	-	-	-		-	-		-	-	5,085,000	5,085	-	-	127,165	-	132,250
Conversion of Debt to Preferred Stock CL E shares	-	-	-	-	-	-		-	-		57,663	58	-	-	-	-	2,915,691	-	2,915,749
Conversion of Debt to Preferred Stock CL B shares	-	-	1,680	2	-	-		-	-		-	-	-	-	-	-	13,438	-	13,440
Conversion of Debt to Common shares	-	-	-	-	-	-		-	-		-	-	1,257,476	1,258	-	-	15,982	-	17,240
Proceeds from issuance of warrants	-	-	-	-	-	-		-	-		-	-	-	-	4,811,181	481	721,344	-	721,825
Proceeds issuance of common stock	-	-	-	-	-	-		-	-		-	-	15,922,156	15,922	-	-	2,372,401	-	2,388,323
Conversion of warrants to common stock	-	-	-	-	-	-		-	-		-	-	5,811,181	5,811	(1,477,848)	(148)	(5,663)		-
Equity issuance costs	-	-	-	-	-	-		-	-		-	-	-	-	-	-	(476,198)	-	(476,198)
Net income	-	-	-	-	-	-		-	-		-	-	-	-	-	-	-	338,408	338,408

Balance, December 31, 2021	7,500	8	20,296	20	1	1	-	-	-	-	57,663	58	103,526,044	103,526	3,333,333	333	9,956,764	(7,638,959)	2,421,751

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Notes to the Financial Statements

(expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

Good Gaming, Inc. (Formerly HDS International Corp.) (the “Company”) was incorporated on November 3, 2008, under the laws of the State of Nevada. The Company is a leading tournament gaming platform and online destination targeting over 250 million e-sports players and participants worldwide that want to compete at the high school or college level. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any substantial revenue to date. Beginning in 2018, the Company began deriving revenue by providing transaction verification services within the digital currency networks of cryptocurrencies. However, on December 12, 2018, the Company discontinued such transaction verification services by dissolving Crypto Strategies Group, Inc., its wholly-owned subsidiary. In 2021, the Company formulated a new plan to create a new game called “MicroBuddies™” that combines Ethereum ERC721 NFTs (Non-fungible tokens), non-standard ERC20 tokens (GOO™), and strategic gameplay to replicate and create unique and rare NFTs. The game is played online via the MicroBuddies website and blockchain transactions take place on the Polygon Network. The game was launched after beta testing in December of 2021.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2021, the Company had a working capital of $2,111,655, which reduces the accumulated deficit to $7,638,959. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. On December 31, 2021 and December 31, 2020, the Company had 10,000,000 and 10,000,000 potentially dilutive shares from outstanding convertible debentures, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at December 31, 2021 and 2020 as follows:

Description	Fair Value Measurements at December 31, 2021 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

Description	Fair Value Measurements at December 31, 2020 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$1,303,456	$-	$-	$1,303,456
Total	$1,303,456	$-	$-	$1,303,456

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the Statements of Operations and are expensed as incurred. The Company incurred $452,365 and $3,447 in advertising and promotion expenses in the years ended December 31, 2021 and 2020, respectively.

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

3. Other Assets

Furniture and fixtures consisted of the following:

	December 31,
	2021	2020
Computers	$22,285	$20,333
Accumulated Depreciation	(16,616)	(14,458)
	$5,669	$5,875

Depreciation expense for the years ended December 31, 2021 and 2020 was $2,159 and $4,640, respectively.

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

As of December 31, 2021, the carrying value of the Company’s digital assets was $304,427, which reflects $0 impairment charges compared to no digital assets during December 31, 2020.

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

On September 30, 2021, the Company and ViaOne Services, LLC entered into a revolving convertible promissory note (the “Revolving Note”). The Company agrees to pay ViaOne the principal sum of $1,000,000 or such a smaller amount as ViaOne may advance to the Company from time to time under the Revolving Note, which is subject to a simple interest rate of 8% per annum and will expire earlier on demand or the third anniversary of the Original Issue Date. The Revolving Note (and any unpaid interest or liquidated damages amount) may be converted into shares of Common Stock at a conversion price of eighty-five percent (85%) of the VWAP for the five (5) trading days immediately prior to the date of the notice of conversion. On December 31, 2021, the Company amended the note to allow for the conversion of the Note into shares of the Company’s Series E Preferred Stocks. Effective December 31, 2021, ViaOne Services, LLC converted the Revolving Note into 6,730 shares of the Company’s Series E Convertible Preferred Stock, terminating the Revolving Note.

On September 30, 2021, the Company entered into a new Employee Services Agreement with ViaOne effective as of September 1, 2021 (the “Effective Date”). For a monthly management fee of $42,000 (the “Monthly Management Fee”), ViaOne shall provide to the Company services related to Company’s human resources, payroll, marketing, advertising, accounting, and financial services for a period of one year beginning on the Effective Date and automatically renewing for successive terms of one year each unless either party provides 90 days’ notice. ViaOne has the right to convert part or all of the Monthly Management Fee into shares of the Company’s common stock, par value $0.001 per share at a Conversion Rate equal to 125% of the Conversion Amount, divided by the Conversion Price. The Conversion Price means, with respect to Management Fee, 85% of the volume weighted average price (“VWAP”) for the 5 trading days immediately prior to the date of the notice of conversion. On December 31, 2021, the Company amended the note to allow for the conversion of the Note into shares of the Company’s Series E Preferred Stocks. Effective December 31, 2021, ViaOne Services, LLC converted the new Employee Services Agreement Note into 1,557 shares of the Company’s Series E Convertible Preferred Stock.

6. Derivative Liabilities

As of December 31, 2021, the Company does not have any outstanding convertible promissory notes. The following inputs and assumptions were used to value the convertible debentures outstanding during the year ended December 31, 2020:

The projected annual volatility was based on the historic volatility of the Company of 268.8% and the risk free rate was 0.08% at December 31, 2020. The expected life was one year and the dividend yield was 0%.

A summary of the activity of the derivative liability is shown below:

Balance, December 31, 2019	$777,118
Change in value	526,338
Balance, December 31, 2020	1,303,456
Change in value	(1,303,456)
Balance, December 31, 2021	$-

7. Common Stock

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

Equity Transactions for the Year Ended December 31, 2021:

On March 8, 2021, Lincoln Acquisition converted 18,000 shares of Preferred B Stock into 3,600,000 of the Company’s common stock.

On May 18, 2021, Lincoln Acquisition converted 29,881 shares of Preferred B Stock into 5,976,200 of the Company’s common stock.

On June 25, 2021, HGT converted $17,240 of a convertible note into 1,257,476 shares of the Company’s common stock.

On July 21, 2021, William Schultz converted 2,500 shares of Preferred B Stock into 500,000 of the Company’s common stock.

On August 24, 2021, the Company issued 1,000,000 Company’s common stock to David B. Dorwart for accrued compensation.

On August 24, 2021, the Company issued 1,000,000 Company’s common stock to Eric Brown for accrued compensation.

On August 24, 2021, the Company issued 500,000 Company’s common stock to Jordan Axt for accrued compensation.

On August 24, 2021, the Company issued 500,000 Company’s common stock to Domenic Edward Fontana for accrued compensation.

On August 24, 2021, the Company issued 500,000 Company’s common stock to John D Hilzendager for accrued compensation.

On August 24, 2021, the Company issued 300,000 Company’s common stock to Alexandra M Dorwart for accrued compensation.

On August 24, 2021, the Company issued 200,000 Company’s common stock to Marjorie Greenhalgh for accrued compensation.

On August 24, 2021, the Company issued 150,000 Company’s common stock to Frances Lynn Martin for accrued compensation.

On August 24, 2021, the Company issued 50,000 Company’s common stock to Kaitlyn Kazanjian as accrued compensation.

On August 24, 2021, the Company issued 50,000 Company’s common stock to Elizabeth Van Fossen as accrued compensation.

On August 24, 2021, the Company issued 400,000 Company’s common stock to Douglas Wathen as accrued compensation.

On August 24, 2021, the Company issued 100,000 Company’s common stock to Tim Bergman as accrued compensation.

On August 24, 2021, the Company issued 25,000 Company’s common stock to Samuel Joseph Schwieters as accrued compensation.

On August 24, 2021, the Company issued 50,000 Company’s common stock to Robert Welch as accrued compensation.

On August 24, 2021, the Company issued 10,000 Company’s common stock to Nuno Neto as accrued compensation.

On August 24, 2021, the Company issued 10,000 Company’s common stock to Maria Iriarte Uriarte accrued compensation.

On August 24, 2021, the Company issued 100,000 Company’s common stock to Infinity Global Consulting Group, Inc. as stock based compensation.

On September 03, 2021, the Company issued 8,000 Company’s common stock to Netleon Technologies Private Limited as stock based compensation.

On September 03, 2021, the Company issued 105,000 Company’s common stock to Whole Plant Systems, LLC as stock based compensation.

On September 03, 2021, the Company issued 10,000 Company’s common stock to J Ramsdell Consulting as stock based compensation.

On November 16, 2021, the Company issued 9,188,820 Company’s common stock to Armistice Capital LLC as part of closing the Private Placement funding.

On November 16, 2021, the Company issued 2,166,668 Company’s common stock to Iroquois Capital Investment Group LLC as part of closing the Private Placement funding.

On November 16, 2021, the Company issued 1,166,668 Company’s common stock to Iroquois Master Fund LTD as part of closing the Private Placement funding.

On November 16, 2021, the Company issued 1,700,000 Company’s common stock to Bigger Capital Fund LP as part of closing the Private Placement funding.

On November 16, 2021, the Company issued 1,700,000 Company’s common stock to District 2 Capital Fund LP as part of closing the Private Placement funding.

On December 27, 2021, Armistice Capital LLC converted 1,477,848 warrants into the Company’s common stock.

8. Preferred Stock

Our Articles of Incorporation authorize us to issue up to 5,000,350 shares of preferred stock, $0.001 par value. Of the 5,000,000 authorized shares of preferred stock, the total number of shares of Series A Preferred Stock the Corporation shall have the authority to issue is 2,000,000, with a stated par value of $0.001 per share, the total number of shares of Series B Preferred Stock the Corporation shall have the authority to issue is 249,999, with a stated par value of $0.001 per share, the total number of shares of Series C Preferred Stock the Corporation shall have the authority to issue is 1, with a stated par value of $0.001 per share, the total number of shares of Series D Preferred Stock the Corporation shall have the authority to issue is 350, with a stated par value of $0.001 per share, and the total number of shares of Series E Preferred Stock the Corporation shall have the authority to issue is 2,750,000, with a stated par value of $0.001 per share. Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors’ power to set the terms of, and our ability to issue preferred stock, will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of December 31, 2021, we had 7,500 shares of our Series A preferred stock, 20,296 shares of Series B preferred stock, 1 share of Series C preferred stock, 0 share of Series D preferred stock, and 57,663 shares of Series E preferred stock issued and outstanding.

The 7,500 issued and outstanding shares of Series A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each Series A Preferred Share. The 20,296 issued and outstanding shares of Series B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each Series B Preferred Share. The 57,663 issued and outstanding shares of Series E Preferred Stock are convertible into shares of common stock at a rate of 1,000 common shares for each Series E Preferred Share. If all of our Series A, B and E Preferred Stock are converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 61,872,201 shares.

The 1 issued and outstanding shares of Series C Preferred Stock has voting rights equivalent to 51% of all shares entitled to vote and is held by ViaOne Services LLC, a Company controlled by our CEO.

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any share of Series D preferred stock issued and outstanding as of December 31, 2021.

The Series A, Series B, Series C and Series D have a liquidation preference to the common shareholders.

9. Warrant

In connection with the $100,000 convertible debenture issued to HGT Capital, LLC (“HGT”), the Company issued HGT a warrant to purchase 100,000 shares of the Company’s common stock at $1.00 per share. This warrant was not exercised and expired on April 15, 2020.

As part of the Private Placement funding, the Company issued two new warrants to Armistice Capital, LLC and Sabby Management to purchase 1,477,848 and 3,333,333 shares of the Company’s common stock at $0.20 per share, respectively. If the warrant is not exercised, it will expire on May 17, 2027.

10. Related Party Transactions

On or around April 7, 2016, Silver Linings Management, LLC funded the Company $13,440 in the form of convertible debentures secured by certain high-powered gaming machines purchased from XIDAX. Such note bore interest at a rate of 10% per annum, payable in cash or kind at the option of the Company, matured on April 1, 2018, and was convertible into Series B Preferred shares at the option of the holder at any time. Effective December 31, 2021, the Note was converted into 1,680 shares of Series B preferred stock.

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

On December 31, 2021, the Company amended the both original and new Employee Service Agreements, Secured Promissory Note, and Revolving Convertible Promissory Note to allow for the conversion of Notes into shares of the Company’s Series E Preferred Stocks. Effective December 31, 2021, the original Employee Service Agreement was converted into 24,540 shares of the Company’s Series E Preferred Stocks and the new Employee Service Agreement was converted into 1,557 shares of the Company’s Series E Preferred Stocks. Additionally, Secured Promissory Note and Revolving Convertible Note was converted into 24,836 and 6,730 shares of the Company’s Series E Preferred Stocks, respectively.

As of December 31, 2021, the Company doesn’t owe anything to ViaOne Services.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

11. Income Taxes

The Company has a net operating loss carried forward of approximately $3,200,824 available to offset taxable income in future years which commence expiring in fiscal 2030.

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

The significant components of deferred income tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	2021	2020
Net Operating Loss Carryforward	$672,173	$886,761
Valuation allowance	(672,173)	$(886,761)
Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of Canada (federal and provincial statutory rates) and of the United States (federal and state rates) of 21% to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2021	2020
Income tax recovery at statutory rate	$(71,065)	$202,836
Valuation allowance change	71,065	$(202,836)
Provision for income taxes	$-	$-

12. Commitments and Contingencies

None.

13. Acquisition and Discontinued Operations

None.

14. Subsequent Events

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is the important entity-level control over the Company’s financial statements. Currently, the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – Until June 30, 2017, we did not maintain sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. From June 30, 2017 through December 31, 2018, due to the change in corporate officers and board of directors, we have implemented appropriate cash controls and enforced separation of accounting functions to appropriately maintain cash controls.

3.	We implemented appropriate information technology controls – As of December 31, 2021, we retain copies of all financial data and material agreements. There is a formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, we did not maintain effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors shall serve on the Board of Directors until their successors are elected and qualified. Our officers are appointed by our Board of Directors. The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position
David Dorwart	63	CEO, Director

Domenic Fontana	40	CFO, Director

Jordan Axt	40	CMO, Director

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

Jordan Majkszak Axt, CMO and Director

Jordan Majkszak Axt is a results-producing marketing professional with over 19 years of experience successfully developing marketing and branding strategies. He has been consistently noted by executives, colleagues, and journalists for his specific expertise in bringing products and services online with a comprehensive digital go-to-market strategy. He has previously held executive level positions as Director of Marketing for ProfitPoint Inc. and Clutch Holdings LLC. He is Vice President of Marketing of ViaOne Services where he develops all marketing and customer acquisition strategies for 14 consumer facing brands.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Dorwart	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Domenic Fontana	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jordan Axt	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2020:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
David Dorwart	0	0	0	-	-	-	-	0	$0

Domenic Fontana	0	0	0	-	-	-	-	0	$0

Jordan Axt	0	0	0	-	-	-	-	0	$0

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors as of December 31, 2021.

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

There is no standing employment contract with the Company as of December 31, 2021.

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

As of January 31, 2022, we had 103,526,044 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
David Dorwart(1)	4,869,167	4.70%
Domenic Fontana	500,000	0.48%
Jordan Majkszak Axt	500,294	0.48%
All officers and directors as a group (three persons)	5,869,461	5.67%

(1)	Held through ViaOne, SilverLinings Management, and Britton Associates in the respective amounts of 1,369,167 1,500,000 and 1,000,000 shares.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The shares owned by ViaOne and SilverLinings Management are deemed to be beneficially owned by our CEO, David Dorwart, as he owned almost 5% of shares. The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

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

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM

2021	$11,500	BOYLE CPA, LLC
2020	$10,000	BOYLE CPA, LLC

(2)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2021	$-	BOYLE CPA, LLC
2020	$-	BOYLE CPA, LLC

(3)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2021	$-	BOYLE CPA, LLC
2020	$-	BOYLE CPA, LLC

(4)	Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approved all accounting related activities prior to the performance of any services by any accountant or auditor.

(5)	The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) List of Financial statements included in Part II hereof:

Balance Sheets, as of December 31, 2021 and 2020

Statements of Operations for the years ended December 31, 2021 and 2020

Statements of Cash Flows for the years ended December 31, 2021 and 2020

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2021 and 2020

Notes to the Financial Statements

(2) List of Financial Statement schedules included in Part IV hereof: None.

(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (2)
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 4, 2018.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed on March 24, 2009.
(3)	Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-k filed on March 29, 2011.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2022.

Good Gaming, Inc.

By:	/s/ David B. Dorwart
David Dorwart
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David B. Dorwart
David Dorwart	Chief Executive Officer and Chairman of the Board	April 15, 2022

/s/ Domenic Fontana
Domenic Fontana	Chief Financial Officer and Director	April 15, 2022

/s/ Jordan Axt
Jordan Axt	Chief Marketing Officer and Director	April 15, 2022

