Form 10-Q
period 2022-03-31
GOOD GAMING, INC.
filed 2022-05-16
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of April 30, 2022, there were 103,526,044 issued and outstanding shares of common stock of the registrant, par value $0.001.

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

3

PART 1

Item 1. Financial Statements

Good Gaming, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and Cash Equivalents	$1,916,915	$2,407,966
Prepaid expenses	26,799	9,333
Total Current Assets	1,943,715	2,417,300

Digital Assets	279,605	304,427
Property and Equipment, Net	4,641	5,669
Gaming Software, Net	-	-
TOTAL ASSETS	$2,227,961	$2,727,396
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$273,314	$299,016
Derivative Liability	-	-
Notes Payable	-	6,628
Convertible Debentures, current	-	-
Notes Payable Related Party- ViaOne Services	-	-
Total Current Liabilities	273,314	305,644

Total Liabilities	273,314	305,644

Stockholders’ Deficit
Class A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Class B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 20,296 Shares	20	20
Class C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Share	1	1
Class D Preferred Stock
Authorized: Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 0 Shares	-	-
Class E Preferred Stock
Authorized: Authorized: 2,750,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 57,663	58	58
Common Stock
Authorized: 200,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 103,526,044	103,526	103,526
Warrant	333	333
Additional Paid-In Capital	9,956,765	9,956,765
Accumulated Deficit	(8,106,064)	(7,638,959)
Total Stockholders’ Deficit	1,954,647	2,421,752
TOTAL LIABILITIES & STOCKHOLDER’S DEFICIT	$2,227,961	$2,727,396

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the Quarter ended March 31
	2022	2021
Revenues	$1,266	$6,692
Cost of Revenues	6,992	3,917
Gross Profit	(5,727)	2,775

Operating Expenses
General & Administrative	182,258	9,616
Contract Labor	45,800	4,500
Depreciation and Amortization Expense	1,028	540
Professional Fees	242,956	86,717
Total Operating Expenses	472,042	101,372
Operating Loss	(477,769)	(98,597)
Other Income (Expense)
Gain on Digital Assets	12,090	-
Impairment Cost	(1,426)	-
Loss on Stock Conversion	-	-
Gain on Debt Settlement	-	-
Loss on disposal of fixed assets	-	-
Interest Income	-	-
Interest Expense	-	(7,932)
Gain (Loss) on Change in Fair Value of Derivative Liability	-	237,696
Total Other Income (Loss)	10,664	229,764

Net Income (Loss)	$(467,105)	$131,167

Net Income (Loss) Per Share, Basic and Diluted	$-	$-

Weighted Average Shares Outstanding	103,526,044	68,974,031

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statements of Cash Flows

(Expressed in U.S Dollars)

(Unaudited)

	For the Quarter Ended March 31,
	2022	2021
Operating Activities

Net Income (Loss)	$(467,105)	$131,167

Adjustment To Reconcile Net Loss to
Net Cash Used In Operating Activities
Digital Assets	-	-
Depreciation and Amortization	1,028	540
Loss on disposal of fixed assets	-	-
Change In Fair Value Of Derivative Liability	-	(237,696)
Stock based compensation	-	-
Gain on debt settlement	-	-
Gain on Digital Assets	(12,090)	-
Impairment Cost	1,426
Changes in operating assets and liabilities
Prepaid expenses	(17,466)	8,125
Accounts Payable	(25,703)	7,939

Net Cash Provided By (Used in) Operating Activities	(519,910)	(89,926)

Investing Activities

Purchase of Digital Assets	(1,236)	-
Selling Digital Assets	34,767	-
Reclass Digital Assets	1,955
Selling Property and Equipment	-
Purchase of Property and Equipment	-	-

Net Cash Provided By (Used in) Investing Activities	35,486	-

Financing Activities
Repayments of Preferred Stock Series D		-
Proceeds From Sale Of Preferred Stock CL D	-	-
Payment on Note Interest	(6,628)
Due To ViaOne Services	-	89,242

Net Cash Provided By (Used In) Financing Activities	(6,628)	89,242

Change in Cash and Cash Equivalents	(491,052)	(684)

Cash and Cash Equivalents, Beginning Of Period	2,407,966	2,305

Cash and Cash Equivalents, End Of Period	$1,916,915	$1,621

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Unpaid Property and Equipment Acquired	$-	$-
Common Shares Issued for Conversion Of Debt	$-	$-
Shares Issued For Acquisition Of Software	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

	Preferred Stock								Common Stock		Additional
	Class A		Class B		Class C		Class D				Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	7,500	$8	68,997	$69	1	$1	-	$-	167,841,031	$65,374	$4,282,629	$(7,977,367)	$(3,629,286)

Conversion of preferred shares B to common shares				(18)					3,600,000	$3,600	$(3,582)		$-

Net Gain	-	-	-	-	-	-	-	-	-	-	-	131,167	131,167

Balance, March 31, 2021	7,500	8	68,997	51	1	1	-	-	171,441,031	68,974	4,279,047	(7,846,199)	(3,498,118)

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

	Preferred Stock										Common Stock		Warrants		Additional
	Class A		Class B		Class C		Class D		Class E						Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	7,500	8	20,296	20	1	1	-	-	57,663	58	103,526,044	103,526	3,333,333	333	9,956,765	(7,638,959)	2,421,752

Stock Based Compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Net income (Loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(467,105)	(467,105)

Balance, March 31, 2022	7,500	8	20,296	20	1	1	-	-	57,663	58	103,526,044	103,526	3,333,333	333	9,956,765	(8,106,064)	1,954,647

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of March 31, 2022, the Company had a working capital of $1,670,401, which reduces the accumulated deficit to $8,106,064. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2022 and December 31, 2021, the Company had 10,000,000 and 10,000,000 potentially dilutive shares from outstanding convertible debentures, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as at March 31, 2022 and 2021 as follows:

Description	Fair Value Measurements at March 31, 2022 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$0-	$0-	$0-	$0-
Total	$0-	$0-	$0-	$-

Description	Fair Value Measurements at March 31, 2021 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$1,065,760	$-	$-	$1,065,760
Total	$1,065,760	$-	$-	$1,065,760

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $113,226 and $1,041 in advertising and promotion expenses in the three months ended March 31, 2022 and 2021, respectively.

Revenue Recognition

Revenue is recognized in accordance with ASC 606. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Revenues primarily include revenues from microtransactions. Microtransaction revenues are derived from the sale of virtual goods to the Company’s players. Proceeds from the sales of virtual goods are directly recognized as revenues when a player uses the virtual goods.

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

3. Other Assets

Property and Equipment consisted of the following:

	March 31,
	2022	2021
Computers and servers	$21,217	$20,333

Accumulated Depreciation	(16,576)	(14,997)

	$4,641	$5,335

Depreciation expense for the three months ended March 31, 2022 and 2021 was $1,028 and $540, respectively.

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

On September 30, 2021, the Company entered into a new Employee Services Agreement with ViaOne effective as of September 1, 2021 (the “Effective Date”). For a monthly management fee of $42,000 (the “Monthly Management Fee”), ViaOne shall provide to the Company services related to Company’s human resources, payroll, marketing, advertising, accounting, and financial services for a period of one year beginning on the Effective Date and automatically renewing for successive terms of one year each unless either party provides 90 days’ notice. ViaOne has the right to convert part or all of the Monthly Management Fee into shares of the Company’s common stock, par value $0.001 per share at a Conversion Rate equal to 125% of the Conversion Amount, divided by the Conversion Price. The Conversion Price means, with respect to Management Fee, 85% of the volume weighted average price (“VWAP”) for the 5 trading days immediately prior to the date of the notice of conversion. On December 31, 2021, the Company amended the note to allow for the conversion of the Note into shares of the Company’s Series E Preferred Stocks. Effective December 31, 2021, ViaOne Services, LLC converted the new Employee Services Agreement Note into 1,557 shares of the Company’s Series E Convertible Preferred Stock. On Jan 1, 2022, the monthly management fee increased to $72,000 to include the addition of a full time COO and other support employees.

5. Derivative Liabilities

The following inputs and assumptions were used to value the convertible debentures outstanding during the years ended March 31, 2022 and March 31, 2021:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 0% and 251.4% at March 31, 2022 and 2021, respectively. The risk free rate was 0% and 0.01% at March 31, 2022 and 2021, respectively.

A summary of the activity of the derivative liability is shown below:

Balance, March 31, 2020	$748,664
Change in value	317,096
Balance, March 31, 2021	1,065,760
Change in value	1,065,760
Balance, March 31, 2022	0

6. Common Stock

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

Share Transactions for the Quarter Ended March 31, 2022:

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

As of March 31, 2022, we had 7,500 shares of our Series A preferred stock, 20,296 shares of Series B preferred stock, 1 shares of Series C Preferred Stock, and 0 shares of Series D Preferred Stock, and 57,663 shares of Series E preferred stock issued and outstanding.

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

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any share of Series D preferred stock issued and outstanding as of March 31, 2022.

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

9. Related Party Transactions

On or around April 7, 2016, Silver Linings Management, LLC funded the Company $13,440 in the form of convertible debentures secured by certain high-powered gaming machines purchased from XIDAX. Such note bore interest at a rate of 10% per annum, payable in cash or kind at the option of the Company, matured on April 1, 2018, and was convertible and was convertible into Series B Preferred shares at the option of the holder at any time. Effective December 31, 2021, the Note was converted into 1,680 shares of Series B preferred stock.

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

On September 30, 2021, the Company entered into a new Employee Services Agreement with ViaOne effective as of September 1, 2021 (the “Effective Date”). For a monthly management fee of $42,000 (the “Monthly Management Fee”), ViaOne shall provide to the Company services related to Company’s human resources, payroll, marketing, advertising, accounting, and financial services for a period of one year beginning on the Effective Date and automatically renewing for successive terms of one year each unless either party provides 90 days’ notice. ViaOne has the right to convert part or all of the Monthly Management Fee into shares of the Company’s common stock, par value $0.001 per share at a Conversion Rate equal to 125% of the Conversion Amount, divided by the Conversion Price. The Conversion Price means, with respect to Management Fee, 85% of the volume weighted average price (“VWAP”) for the 5 trading days immediately prior to the date of the notice of conversion.On Jan 1, 2022the monthly management fee increased to $72,000 to include the addition of a full time COO and other support employees. As of May 1, 2022, the fee has been revised to $38,640 to reflect current support provided to the company.

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

As of March 31, 2022, the Company owed nothing to ViaOne Services.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

10. Income Taxes

The Company has a net operating loss carried forward of $3,664,049 available to offset taxable income in future years until the end of the fiscal year of 2030.

The significant components of deferred income tax assets and liabilities at March 31, 2022 and 2021 are as follows:

	2022	2021
Net Operating Loss Carryforward	$769,450	$859,285

Valuation allowance	(769,450)	$(859,285)

Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2022	2021
Income tax recovery at statutory rate	$98,092	$27,545

Valuation allowance change	(98,092)	$(27,545)

Provision for income taxes	$-	$-

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

On May 28th, 2021, the initial launch of MicroBuddies™ began with the “Genesis Event”, which was the sale of Nano Factory Tokens at a discounted rate of 0.05 Ethereum. We raised the prices of Nano Factory Token to 0.15 Ethereum prior to the full game launch in Q4 2021. Nano Factory Tokens obtained during the Genesis Event were used to synthesize a Generation 0 Microbuddy™ at the game launch in the 4th Quarter of 2021. Nano Factory Tokens were limited to 3 purchases per wallet. Unsold Nano Factory Tokens were destroyed and no Nano Factory Tokens will be made available ever again.

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

On March 7, 2022, the holder of one (1) share of Series C Preferred Stock of the Company that entitles such holder to vote a majority of the issued and outstanding voting securities of the Company’s approved by written consent that the Company adopt 2022 Stock Incentive Plan (the “2022 Plan”), which replaced the 2018 Stock Incentive Plan. There are 30,000,000 shares authorized under the 2022 Plan, which is an increase from 10,000,000 authorized under the 2018 Plan. Under the 2022 Plan, the board of directors of the Company (the “Board”) may decide at its sole discretion to grant equity awards to certain employees and consultants, including employees and consultants of ViaOne Services, Inc., who are also deemed consultants of the Company. In addition, on March 7, 2022, Advisors, including David Dorwart, Kevin LaPierre, Brian Young, Brandon Young, Byron Young, and Suleman Bhmani were each granted 762,395 shares under the 2022 Plan. Mr. Dorwart was also granted 885,600 shares as the principal executive officer of the Company and David Sterling was granted 264,553 shares under the 2022 Plan.

On March 10, 2022, the Company issued a press release announcing enhancements to its MicroBuddies NFT Game and the adoption of the 2022 Plan.

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

In 2017, company ran hundreds of tournaments on a regular basis with a dedicated customer base of over 30,000 members. Additionally, the Company expanded its website by offering content relevant to the member base with information relating to game play strategy and game news. This generated nearly 100,000 unique visits per month. In an effort to monetize that traffic, the Company employed the use of Google display advertising and tested a subscription model. After careful evaluation of the Company’s strategy, management decided to move away from free tournaments and custom content and focus on growing and monetizing our Minecraft server, which has grown substantially in popularity. This decision was a result of comprehensive competitive analysis and evaluations made in how the esports industry was shifting in its space. Tournaments and custom content are currently suspended while the Company grows revenue and focuses on expanding its efforts with Minecraft. The Company has also aggressively evaluated several business models and acquisition opportunities to resume its previous success as it is related to tournaments.

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

With the rise in the popularity of the crypto-currency and blockchain technologies, the Company has decided to invest in the creation of its new game, “MicroBuddies™” which combines Ethereum ERC721 NFTs (Non-fungible tokens), non-standard ERC20 tokens (GOO™), and strategic, long-tail web browser gameplay to replicate and create unique and collectible NFTs. ERC20 “GOO™” tokens are limited to use as an in-game currency only. This strategy will allow us to enter the emerging NFT and blockchain gaming space. Initial revenues from “MicroBuddies™” will come from the sale of Nano Factory Tokens that will be used to synthesize generation 0 of “MicroBuddies™”. Ongoing “MicroBuddies™” revenues will be generated from a 5% royalty on all of the sales of “MicroBuddy™” NFTs in third-party marketplaces and a .01 MATIC per “MicroBuddy™” replication. In 2022, we will introduce additional initiatives around the “MicroBuddies™ intellectual property. We expect the ancillary ”MicroBuddies™” initiatives to create consistent, recurring revenue over the life of the property.

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

Offices

Our executive offices are located at 415 McFarlan Rd, Suite 108, Kennett Square, PA 19501. Our telephone number is (844) 419-7445.

Recently Issued Accounting Pronouncements

None.

RESULTS OF OPERATIONS

Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2021. This means that our auditors believed there was substantial doubt that we could continue as an ongoing business for the next twelve months from the date of issuance of this going concern opinion unless we obtained additional capital. We generated little revenue in the past. We have completed the development of our website, sourced out suppliers for products to sell and sourced out customers to buy our products. Accordingly, we need to raise cash from sources other than operations. Our other source for cash at this time is investments by others in our company and the revenue we generate from the sales of our products. We need to raise cash to continue our project and build our operations.

Plan of Operation – Milestones

We are at an early stage of our new business operations. Over the next twelve months, our primary target milestones include:

1	Continue to achieve growth within our MicroBuddies™ vertical via ancillary gaming initiatives across a variety of interactive platforms.

2	Continue to promote and increase players of the Digital Collectibles game MicroBuddies™ to expand revenue generated by the various aspects of game play.

3	Launch the metaverse/virtual world gaming initiative within a well-established third party experience that has a large, already established, global reach. Continue to evaluate opportunities that have synergies to our existing business line and create continuing revenue streams.

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

Results of Operations

The three months ended March 31, 2022 as compared to March 31, 2021

● Working Capital

	March 31, 2022	March 31, 2021
Current Assets	$1,943,715	$1,622

Current Liabilities	273,314	3,505,076

Working Capital (Deficit)	$1,670,401	$(3,503,454)

● Operating Revenues

We have generated $1,266 in revenue in the three months ended March 31, 2022 and $6,692 in revenue in the three months ended March 31, 2021, which reflects a decrease of $5,426 or -81.01%. The decrease in revenue was attributed to the decrease in usage of the Microbuddies game.

● Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2022 were $472,042 compared with $101,372 for the three months ended March 31, 2021, which reflects an increase of $370,670 or 365.7%. The increase in expenses was attributable to a change in professional fees for advertising and promotion and general administrative fees, deriving from Viaone monthly management fee.

During the three months ended March 31, 2022, the Company recorded net loss of ($467,105) compared with a net income of $131,167 for the three months ended March 31, 2021, which reflects an decrease of $598,272 or -456%. The decrease in net income was attributed to an increase of professional fees for advertising and promotions and administrative fees, and a slight decrease of revenue.

● Liquidity and Capital Resources

As of March 31, 2022, the Company’s cash balance consisted of $1,916,915 compared to cash balance of $1,622 as of March 31, 2021. The increase in the cash balance was attributed to the increase in additional paid in capital for common stock. As of March 31, 2022, the Company had $2,227,961 in total assets compared to total assets of $6,957 at March 31, 2021. The increase in total assets was attributed to additional investment capital payments received.

As of March 31, 2022, the Company had total liabilities of $273,314 compared with total liabilities of $3,505,076 as of March 31, 2021. The decrease in liabilities was attributable to Viaone Note conversion to shares of stock and decrease in derivative liabilities.

As of March 31, 2022, the Company has a working capital of $1,670,401 compared with a working capital deficit of $3,503,454 as of March 31, 2021. The positive working capital is due to additional investor capital payments, used for general working capital purposes.

Cash flow from Operating Activities

During the three months ended March 31, 2022, the Company used $519,920 of cash for operating activities compared to the use of cash in an amount of $89,925 for operating activities during the three months ended March 31, 2021, which reflects an increase of $429,984 or 4.78%. The increase in the use of cash for operating activities was attributed to the company’s increase in advertising and promotions and management fees.

Cash flow from Investing Activities

The Company had $34,767 in cash used in investing activities during the quarter ended March 31, 2022 and $0 during March 31, 2021. The increase of $34,767 in cash used in investing activities was attributed to the purchase of digital assets related to the creation of NFTs for MicroBuddies.

Cash flow from Financing Activities

During the year ended March 31, 2022, the Company received $0 of proceeds from financing activities compared to $89,242 during the year ended March 31, 2021, which reflects a decrease of $89,242. The decrease in proceeds from financing activities was due to the decrease in financing that we received for day-to-day activities.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the three-month period ended March 31, 2022 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be led by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

There were no issuance of unregistered sales of equity securities during the three months ended March 31, 2022.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other information

None.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Good Gaming, Inc.
(the “Registrant”)
May 16, 2022
	BY:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

