Form 10-Q
period 2022-06-30
GOOD GAMING, INC.
filed 2022-08-15
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of July 25, 2022, there were 103,526,044 issued and outstanding shares of common stock of the registrant, par value $0.001.

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

3

PART 1

Item 1. Financial Statements

Good Gaming, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and Cash Equivalents	$1,552,889	$2,407,966
Prepaid expenses	$23,803	9,334
Total Current Assets	$1,576,692	2,417,300

Digital Assets	$110,416	304,427
Property and Equipment, Net	$3,613	5,669
Gaming Software, Net	$-	-
TOTAL ASSETS	$1,690,721	$2,727,396
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$446,704	$299,017
Derivative Liability	$-	-
Notes Payable	$-	6,628
Convertible Debentures, current	$-	-
Notes Payable Related Party- ViaOne Services	$-	-
Total Current Liabilities	$446,704	305,645

Total Liabilities	$446,704	305,645

Stockholders’ Deficit
Class A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Class B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 20,296 Shares	20	20
Class C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Share	1	1
Class D Preferred Stock
Authorized: Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 0 Shares	-	-
Class E Preferred Stock
Authorized: Authorized: 2,750,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 57,663	58	58

Common Stock
Authorized: 200,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 103,526,044	103,526	103,526
Warrant	333	333
Additional Paid-In Capital	9,956,764	9,956,764
Accumulated Deficit	(8,816,693)	(7,638,959)
Total Stockholders’ Deficit	1,244,017	2,421,751
TOTAL LIABILITIES & STOCKHOLDER’S DEFICIT	$1,690,721	$2,727,396

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For three months ended June 30
	2022	2021
Revenues	478	$53,837
Cost of Revenues	111,899	5,660
Gross Profit	(111,421)	48,177

Operating Expenses
General & Administrative	143,009	27,335
Contract Labor	3,600	20,500
Depreciation and Amortization Expense	1,027	539
Professional Fees	286,578	101,065
Total Operating Expenses	434,214	149,439
Operating Loss	(545,635)	(101,262)
Other Income (Expense)
Gain on Digital Assets	1,408	-
Impairment Cost	(166,403)	-
Loss on Stock Conversion	-	-
Gain on Debt Settlement	-	-
Loss on disposal of fixed assets	-	-
Interest Income	-	-
Interest Expense	-	(7,931)
Gain (Loss) on Change in Fair Value of Derivative Liability	-	(3,332,990)
Total Other Income (Loss)	(164,995)	(3,340,921)

Net Income (Loss)	(710,630)	$(3,442,183)

Net Income (Loss) Per Share, Basic and Diluted	(0.01)	$(0.05)

Weighted Average Shares Outstanding	103,526,044	76,207,707

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the six months ended June 30
	2022	2021
Revenues	$1,744	$60,529
Cost of Revenues	$118,892	9,577
Gross Profit	$(117,148)	50,952

Operating Expenses
General & Administrative	$325,267	36,950
Contract Labor	$49,400	25,000
Depreciation and Amortization Expense	$2,055	1,079
Professional Fees	$529,534	187,782
Total Operating Expenses	$906,257	250,811
Operating Loss	$(1,023,405)	(199,859)
Other Income (Expense)
Gain on Digital Assets	$13,498	-
Impairment Cost	$(167,828)	-
Loss on Stock Conversion	$-	-
Gain on Debt Settlement	$-	-
Loss on disposal of fixed assets	$-	-
Interest Income	$-	-
Interest Expense	$-	(15,863)
Gain (Loss) on Change in Fair Value of Derivative Liability	$-	(3,095,294)
Total Other Income (Loss)	$(154,330)	(3,111,157)

Net Income (Loss)	$(1,177,735)	$(3,311,016)

Net Income (Loss) Per Share, Basic and Diluted	$(0)	$(0.04)

Weighted Average Shares Outstanding	103,526,044	76,207,707

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statements of Cash Flows

(Expressed in U.S Dollars)

(Unaudited)

	For six months Ended June 30,
	2022	2021
Operating Activities

Net Income (Loss)	$(1,177,735)	$(3,311,016)

Adjustment To Reconcile Net Loss to
Net Cash Used In Operating Activities

Digital Assets	-
Depreciation and Amortization	2,055	1,079
Loss on disposal of fixed assets	-
Change In Fair Value Of Derivative Liability	-	3,095,294
Stock based compensation	-
Gain on debt settlement	-
Gain on Digital Assets	(13,498)
Impairment Cost	167,828
Changes in operating assets and liabilities
Prepaid expenses	(14,470)	8,125
Accounts Payable	147,688	37,058

Net Cash Provided By (Used in) Operating Activities	(888,131)	(169,460)

Investing Activities

Purchase of Digital Assets	(1,236)	(51,778)
Selling Digital Assets	38,962	-
Reclass Digital Assets	1,955
Selling Property and Equipment	-
Purchase of Property and Equipment	-	-

Net Cash Provided By (Used in) Investing Activities	39,681	(51,778)

Financing Activities
Repayments of Preferred Stock Series D		-
Proceeds From Sale Of Preferred Stock CL D	-	-
Payment on Note Interest	(6,628)
Due To ViaOne Services	-	224,078

Net Cash Provided By (Used In) Financing Activities	(6,628)	224,078

Change in Cash and Cash Equivalents	(855,078)	2,840

Cash and Cash Equivalents, Beginning Of Period	2,407,966	2,305

Cash and Cash Equivalents, End Of Period	$1,552,889	$5,145

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Unpaid Property and Equipment Acquired	$-	$-
Common Shares Issued for Conversion Of Debt	$-	$17,240
Shares Issued For Acquisition Of Software	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

(Unaudited)

	Preferred Stock														Additional
	Class A		Class B		Class C		Class D		Class E		Common Stock		Warrants		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	7,500	8	20,296	20	1	1	-	-	57,663	58	103,526,044	103,526	3,333,333	333	9,956,764	(7,638,959)	2,421,751

Stock Based Compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Net income (Loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(467,105)	(467,105)

Balance, March 31, 2022	7,500	8	20,296	20	1	1	-	-	57,663	58	103,526,044	103,526	3,333,333	333	9,956,764	(8,106,064)	1,954,646

Conversion of preferred shares B to common shares

Net Gain																(710,630)	(710,630)

Balance, June 30, 2022	7,500	8	20,296	20	1	1	-	-	57,663	58	103,526,044	103,526	3,333,333	333	9,956,764	(8,816,693)	1,244,017

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

(Unaudited)

	Preferred Stock								Common Stock		Additional
	Class A		Class B		Class C		Class D				Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	7,500	$8	68,997	$69	1	$1	-	$-	65,374,031	$65,374	$4,282,629	$(7,977,367)	$(3,629,286)

Conversion of preferred shares B to common shares			(18,000)	(18)					3,600,000	$3,600	$(3,582)		$-
Net Gain	-	-	-	-	-	-	-	-	-	-	-	131,167	131,167

Balance, March 31, 2021	7,500	8	50,997	51	1	1	-	-	68,974,031	68,974	4,279,047	(7,846,200)	(3,498,119)

Conversion of preferred shares B to common shares			(29,881)	30					5,976,200	$5,976	$(5,946)		$-
Conversion of convertible notes									1,257,476	$1,257	$15,983		$17,240
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(3,442,183)	(3,442,183)

Balance, June 30, 2021	7,500	8	21,116	81	1	1	-	-	76,207,707	76,207	4,289,084	(11,288,383)	(6,923,062)

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

Going Concern

As of June 30, 2022, the Company had a working capital of $1,129,988, and an accumulated deficit of $8,816,693. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold, and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2022 and December 31, 2021, the Company had 10,000,000 and 10,000,000 potentially dilutive shares from outstanding convertible debentures, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of June 30, 2022 and 2021 as follows:

Description	Fair Value Measurements at June 30, 2022 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$0-	$0-	$0-	$0-
Total	$0-	$0-	$0-	$-

Description	Fair Value Measurements at June 30, 2021 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$4,398,750	$-	$-	$4,398,750
Total	$4,398,750	$-	$-	$4,398,750

The carrying values of all our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $80,487 and $18,225 in advertising and promotion expenses in the three months ended June 30, 2022, and 2021, respectively.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet (except for short-term leases). This new standard is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods, with early adoption permitted. We adopted this new standard effective January 1, 2019. Adoption did not have any effect on the Company as it does not have any leases.

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

3. Other Assets

Property and Equipment consisted of the following:

	June 30,
	2022	2021
Computers and servers	$21,122	$20,333

Accumulated Depreciation	(17,509)	(15,537)

	$3,613	$4,796

Depreciation expense for the three months ended June 30, 2022, and 2021 was $1,027 and $540, respectively.

4. Debt

Convertible Debentures

On April 15, 2015, the Company issued a convertible debenture with the principal amount of $100,000 to HGT Capital, LLC (“HGT”), a non-related party. During the quarter ended June 30, 2015, the Company received the first $50,000 in payment. The remaining $50,000 payment would be made at the request of the borrower. No additional payments have been made as of September 30, 2018. Under the terms of the debentures, the amount was unsecured and was due on October 16, 2016. The note is currently in default and bears an interest of 22% per annum. It was convertible into shares of common stock any time after the maturity date at a conversion rate of 50% of the average of the five lowest closing bid prices of the Company’s common stock for the thirty trading days ending one trading day prior to the date the conversion notice was sent by the holder to the Company. On September 21, 2018, the Company entered into a modification agreement with HGT with respect to the convertible promissory note which has a balance of $107,238. Pursuant to such modification agreement, all defaults were waived, and it was agreed that such note will convert at a 25% discount to the market rather than the default rate. HGT also agreed to certain sale restrictions which limit the amount of shares that they can sell in any month for the next three months. HGT also agreed to dismiss, with prejudice, the lawsuit that it had filed against the Company. On November 29, 2018, HGT converted $6,978 of a convertible note into 1,655,594 shares of the Company’s common stock. On August 17, 2020, HGT converted $5,833 of notes into 2,645,449 shares of the Company’s common stock. On September 9, 2020, HGT converted $11,822 of notes into 2,775,076 shares of the Company’s common stock. On November 11, 2020, HGT converted $25,239 of notes into 2,911,055 shares of the Company’s common stock. On December 18, 2020, HGT converted $40,126 of notes into 3,053,696 shares of the Company’s common stock. As of December 31, 2020, the remaining note balance was $17,240. On June 25, 2021, HGT converted the remaining note balance of $17,240 into 1,257,476 shares of the Company’s common stock.

The Company entered into a line of credit agreement (“Line Of Credit”) with ViaOne on September 27, 2018 (the “Effective Date”). This Line of Credit dated as of, was entered into by and between the Company and ViaOne. The Company had an immediate need for additional capital and asked ViaOne to make a new loan(s) in an initial amount of $25,000 on the Effective Date (the “New Loan”). The Company may need additional capital and ViaOne has agreed pursuant to this Line of Credit to provide for additional advances, although ViaOne shall have no obligation to make any additional loans. Any further New Loans shall be memorialized in a promissory note with substantially the same terms as the New Loan and shall be secured by all of the assets of the Company. On or before the Effective Date, the Company may request in writing to ViaOne that it loan the Company additional sums of up to $250,000 and within five days of such request(s), ViaOne shall have the right, but not an obligation, to make additional loans to the Company and the Company shall in turn immediately issue a note in the amount of such loan. In consideration for making the New Loan, the Company entered into a security agreement whereby ViaOne received a senior security interest in all the assets of the Company.

On September 30, 2021, the Company and ViaOne Services, LLC entered a revolving convertible promissory note (the “Revolving Note”). The Company agrees to pay ViaOne the principal sum of $1,000,000 or such a smaller amount as ViaOne may advance to the Company from time to time under the Revolving Note, which is subject to a simple interest rate of 8% per annum and will expire earlier on demand or the third anniversary of the Original Issue Date. The Revolving Note (and any unpaid interest or liquidated damages amount) may be converted into shares of Common Stock at a conversion price of eighty-five percent (85%) of the VWAP for the five (5) trading days immediately prior to the date of the notice of conversion. On December 31, 2021, the Company amended the note to allow for the conversion of the Note into shares of the Company’s Series E Preferred Stocks. Effective December 31, 2021, ViaOne Services, LLC converted the Revolving Note into 6,730 shares of the Company’s Series E Convertible Preferred Stock, terminating the Revolving Note.

On September 30, 2021, the Company entered into a new Employee Services Agreement with ViaOne effective as of September 1, 2021 (the “Effective Date”). For a monthly management fee of $42,000 (the “Monthly Management Fee”), ViaOne shall provide to the Company services related to Company’s human resources, payroll, marketing, advertising, accounting, and financial services for a period of one year beginning on the Effective Date and automatically renewing for successive terms of one year each unless either party provides 90 days’ notice. ViaOne has the right to convert part or all the Monthly Management Fee into shares of the Company’s common stock, par value $0.001 per share at a Conversion Rate equal to 125% of the Conversion Amount, divided by the Conversion Price. The Conversion Price means, with respect to Management Fee, 85% of the volume weighted average price (“VWAP”) for the 5 trading days immediately prior to the date of the notice of conversion. On December 31, 2021, the Company amended the note to allow for the conversion of the Note into shares of the Company’s Series E Preferred Stocks. Effective December 31, 2021, ViaOne Services, LLC converted the new Employee Services Agreement Note into 1,557 shares of the Company’s Series E Convertible Preferred Stock. On January 1, 2022, the monthly management fee increased to $72,000 to include the addition of a full time COO and other support employees. In May 2022, the management fee was reduced to $46,600.

5. Derivative Liabilities

The following inputs and assumptions were used to value the convertible debentures outstanding during the years ended June 30, 2022 and June 30, 2021:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 0% and 247.1% at June 30, 2022 and 2021, respectively. The risk free rate was 0% and .05% at June 30, 2022 and 2021, respectively.

A summary of the activity of the derivative liability is shown below:

Balance, June 30, 2020	$1,190,730
Change in value	3,208,020
Balance, June 30, 2021	4,398,750
Change in value	(4,398,750)
Balance, June 30, 2022	0

6. Common Stock

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

Share Transactions for the Quarter Ended June 30, 2022:

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

As of June 30, 2022, we had 7,500 shares of our Series A preferred stock, 20,296 shares of Series B preferred stock, 1 shares of Series C Preferred Stock, and 0 shares of Series D Preferred Stock, and 57,663 shares of Series E preferred stock issued and outstanding.

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

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any share of Series D preferred stock issued and outstanding as of June 30, 2022.

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

On September 30, 2021, the Company entered into a new Employee Services Agreement with ViaOne effective as of September 1, 2021 (the “Effective Date”). For a monthly management fee of $42,000 (the “Monthly Management Fee”), ViaOne shall provide to the Company services related to Company’s human resources, payroll, marketing, advertising, accounting, and financial services for a period of one year beginning on the Effective Date and automatically renewing for successive terms of one year each unless either party provides 90 days’ notice. ViaOne has the right to convert part or all of the Monthly Management Fee into shares of the Company’s common stock, par value $0.001 per share at a Conversion Rate equal to 125% of the Conversion Amount, divided by the Conversion Price. The Conversion Price means, with respect to Management Fee, 85% of the volume weighted average price (“VWAP”) for the 5 trading days immediately prior to the date of the notice of conversion.On Jan 1, 2022the monthly management fee increased to $72,000 to include the addition of a full time COO and other support employees. As of May 1, 2022, the fee has been revised to $46,600 to reflect current support provided to the company.

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

As of June 30, 2022, the Company owed nothing to ViaOne Services.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

10. Income Taxes

The Company has a net operating loss carried forward of $4,040,846 available to offset taxable income in future years until the end of the fiscal year of 2030.

The significant components of deferred income tax assets and liabilities at June 30, 2022 and 2021 are as follows:

	2022	2021
Net Operating Loss Carryforward	$848,578	$1,582,143

Valuation allowance	(848,578)	$(1,582,143)

Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2022	2021
Income tax recovery at statutory rate	$149,232	$(722,859)

Valuation allowance change	(149,232)	$(722,859)

Provision for income taxes	$-	$-

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

On May 28th, 2021, the initial launch of MicroBuddies™ began with the “Genesis Event”, which was the sale of Nano Factory Tokens at a discounted rate of 0.05 Ethereum. We raised the prices of Nano Factory Token to 0.15 Ethereum prior to the full game launch in Q4 2021. Nano Factory Tokens obtained during the Genesis Event were used to synthesize a Generation 0 Microbuddy™ at the game launch in the 4th Quarter of 2021. Nano Factory Tokens were limited to 3 purchases per wallet. Unsold Nano Factory Tokens were destroyed, and no Nano Factory Tokens will be made available ever again.

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

With the rise in the popularity of the crypto-currency and blockchain technologies, the Company has decided to invest in the creation of its new game, “MicroBuddies™” which combines Ethereum ERC721 NFTs (Non-fungible tokens), non-standard ERC20 tokens (GOO™), and strategic, long-tail web browser gameplay to replicate and create unique and collectible NFTs. ERC20 “GOO™” tokens are limited to use as an in-game currency only. This strategy will allow us to enter the emerging NFT and blockchain gaming space. Initial revenues from “MicroBuddies™” will come from the sale of Nano Factory Tokens that will be used to synthesize generation 0 of “MicroBuddies™”. Ongoing “MicroBuddies™” revenues will be generated from a 5% royalty on all of the sales of “MicroBuddy™” NFTs in third-party marketplaces and a .01 MATIC per “MicroBuddy™” replication. In 2022, we will introduce additional initiatives around the “MicroBuddies™ intellectual property. We expect the ancillary “MicroBuddies™” initiatives to create consistent, recurring revenue over the life of the property.

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

Employees

We have three full-time consultants, and three part-time contractors working on various Good Gaming initiatives. The full-time consultants consist of one Chief Operating Officer, one Software Engineer and one Community Manager. The part-time consultant team consists of two graphic designers and one video editor. Pursuant to our Management Services Agreement with ViaOne Services LLC, certain employees of ViaOne are deemed to be consultants of the Company.

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

Results of Operations

The six months ended June 30, 2022 as compared to June 30, 2021

● Working Capital

	June 30, 2022	June 30, 2021
Current Assets	$1,576,692	$5,145

Current Liabilities	446,704	6,984,781

Working Capital (Deficit)	$1,129,988	$(6,979,636)

● Operating Revenues

We have generated $1,744 in revenue in the six months ended June 30, 2022 and $60,529 in revenue in the six months ended June 30, 2021, which reflects a decrease of $58,785 or -97.1%. The decrease in revenue was attributed to the decrease in activity on the Microbuddies game.

● Operating Expenses and Net Loss

Operating expenses for the six months ended June 30, 2022 were $906,257 compared with $250,811 for the six months ended June 30, 2021, which reflects an increase of $655,446 or 261.3%. The increase in expenses was attributable to a change in professional fees for advertising and promotion, increase in Viaone monthly management fee, and charge for employee stock compensation program.

During the six months ended June 30, 2022, the Company recorded net loss of ($1,177,735) compared with a net loss of ($3,311,016) for the six months ended June 30, 2021, which reflects an decrease of $2,133,281 or -64%. The decrease in net loss was attributed to recognition of impairment to the fair value of derivative liability in 2022.

● Liquidity and Capital Resources

As of June 30, 2022, the Company’s cash balance consisted of $1,552,889 compared to cash balance of $5,145 as of June 30, 2021. The increase in the cash balance was attributed to the increase in additional paid in capital for common stock. As of June 30, 2022 the Company had $1,690,721 in total assets compared to total assets of $61,718 at June 30, 2021. The increase in total assets was attributed to additional investment capital payments received.

As of June 30, 2022, the Company had total liabilities of $446,704 compared with total liabilities of $6,984,781 as of June 30, 2021. The decrease in liabilities was attributable to Viaone Note conversion to shares of stock and decrease in derivative liabilities.

As of June 30, 2022, the Company has a working capital of $1,129,988 compared with a working capital deficit of $6,979,636 as of June 30, 2021. The positive working capital is due to additional investor capital payments, used for general working capital purposes.

Cash flow from Operating Activities

During the six months ended June 30, 2022, the Company used $888,131, of cash for operating activities compared to the use of cash in an amount of $169,460 for operating activities during the six months ended June 30, 2021, which reflects an increase of $718,671 or 4.24%. The increase in the use of cash for operating activities was attributed to the company’s increase in advertising and promotions and management fees.

Cash flow from Investing Activities

The Company had $39,681 in cash generated from investing activities during the six month ended June 30, 2022 and $51,778 in cash used in investing activities for the six month ended June 30, 2021. The increase of $39,681 in cash in investing activities was attributed to the sale of digital assets related to the creation of NFTs for MicroBuddies.

Cash flow from Financing Activities

During the six months ended June 30, 2022, the Company used $6,628 in financing activities compared to $224,078 cash generated during the six months ended June 30, 2021, which reflects a decrease of $230,706. The decrease in proceeds from financing activities was due to the decrease in financing that we received for day-to-day activities.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the six-month period ended June 30, 2022 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be led by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

There were no issuance of unregistered sales of equity securities during the six months ended June 30, 2022.

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

Good Gaming, Inc.
(the “Registrant”)
Aug 13, 2022
	BY:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

