Form 10-Q
period 2022-09-30
GOOD GAMING, INC.
filed 2022-11-14
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Sept 30, 2022.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of September 30, 2022, there were 108,704,629 issued and outstanding shares of common stock of the registrant, par value $0.001.

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

3

PART 1

Item 1. Financial Statements

Good Gaming, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and Cash Equivalents	$1,205,502	$2,407,966
Prepaid expenses	$21,228	9,334
Total Current Assets	$1,226,730	2,417,300

Digital Assets	$113,541	304,427
Property and Equipment, Net	$2,585	5,669
Gaming Software, Net	$-	-
TOTAL ASSETS	$1,342,856	$2,727,396
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$388,347	$299,017
Derivative Liability	$-	-
Notes Payable	$-	6,628
Convertible Debentures, current	$-	-
Notes Payable Related Party- ViaOne Services	$-	-
Total Current Liabilities	$388,347	305,645

Total Liabilities	$388,347	305,645

Stockholders’ Deficit
Class A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Class B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 19,296 Shares	19	20
Class C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Share	1	1
Class D Preferred Stock
Authorized: Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 0 Shares	-	-
Class E Preferred Stock
Authorized: Authorized: 2,750,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 57,663	58	58
Common Stock
Authorized: 200,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 108,704,629	108,705	103,526
Warrant	333	333
Additional Paid-In Capital	10,145,071	9,956,764
Accumulated Deficit	(9,299,687)	(7,638,959)
Total Stockholders’ Deficit	954,508	2,421,751
TOTAL LIABILITIES & STOCKHOLDER’S DEFICIT	$1,342,856	$2,727,396

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For three months ended September 30
	2022	2021
Revenues	3,244	$269,355
Cost of Revenues	96,122	10,226
Gross Profit	(92,878)	259,129

Operating Expenses
General & Administrative	169,943	199,631
Contract Labor	1,200	15,850
Depreciation and Amortization Expense	1,028	540
Professional Fees	217,826	236,155
Total Operating Expenses	389,997	452,176
Operating Loss	(482,874)	(193,047)
Other Income (Expense)
Gain on Digital Assets	-	-
Impairment Cost	(120)	-
Loss on Stock Conversion	-	-
Gain on Debt Settlement	-	-
Loss on disposal of fixed assets	-	-
Interest Income	-	-
Interest Expense	-	(22,140)
Gain (Loss) on Change in Fair Value of Derivative Liability	-	(12,110,000)
Total Other Income (Loss)	(482,994)	(12,132,140)

Net Income (Loss)	(482,994)	$(12,325,187)

Net Income (Loss) Per Share, Basic and Diluted	(0.00)	$(0.15)

Weighted Average Shares Outstanding	108,704,629	81,792,707

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the Nine months ended September 30
	2022	2021
Revenues	$4,988	$329,885
Cost of Revenues	$196,688	19,803
Gross Profit	$(191,700)	310,082

Operating Expenses
General & Administrative	$513,536	236,581
Contract Labor	$50,600	40,850
Depreciation and Amortization Expense	$3,083	1,619
Professional Fees	$747,360	423,937
Total Operating Expenses	$1,314,579	702,987
Operating Loss	$(1,506,279)	(392,905)
Other Income (Expense)
Gain on Digital Assets	$13,498	-
Impairment Cost	$(167,948)	-
Loss on Stock Conversion	$-	-
Gain on Debt Settlement	$-	-
Loss on disposal of fixed assets	$-	-
Interest Income	$-	-
Interest Expense	$-	(38,004)
Gain (Loss) on Change in Fair Value of Derivative Liability	$-	(15,205,294)
Total Other Income (Loss)	$(154,450)	(15,243,298)

Net Income (Loss)	$(1,660,729)	$(15,636,203)

Net Income (Loss) Per Share, Basic and Diluted	$(0)	$(0.19)

Weighted Average Shares Outstanding	108,704,629	81,792,707

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statements of Cash Flows

(Expressed in U.S Dollars)

(Unaudited)

	For nine months Ended September 30,
	2022	2021
Operating Activities

Net Income (Loss)	$(1,660,729)	$(15,636,203)

Adjustment To Reconcile Net Loss to
Net Cash Used In Operating Activities
Digital Assets	-
Depreciation and Amortization	3,083	1,619
Loss on disposal of fixed assets	-
Change In Fair Value Of Derivative Liability	-	15,205,294
Stock based compensation	188,307	132,250
Gain on debt settlement	-
Gain on Digital Assets	(13,498)
Impairment Cost	167,948
Changes in operating assets and liabilities
Prepaid expenses	(11,895)	(4,708)
Accounts Payable	89,332	90,613

Net Cash Provided By (Used in) Operating Activities	(1,237,452)	(211,135)

Investing Activities

Purchase of Digital Assets	(4,480)	(323,207)
Selling Digital Assets	38,962	-
Reclass Digital Assets	1,955
Selling Property and Equipment	-
Purchase of Property and Equipment	-	-

Net Cash Provided By (Used in) Investing Activities	36,437	(323,207)

Financing Activities
Class B Stock: Preferred Stock converted to common	(1)
Common Stock: Employee Compensation + conversion	5,180	-
Repayments of Preferred Stock Series D		-
Proceeds From Sale Of Preferred Stock CL D	-	-
Payment on Note Interest	(6,628)
Due To ViaOne Services	-	535,870

Net Cash Provided By (Used In) Financing Activities	(1,449)	535,870

Change in Cash and Cash Equivalents	(1,202,464)	1,529

Cash and Cash Equivalents, Beginning Of Period	2,407,966	2,304

Cash and Cash Equivalents, End Of Period	$1,205,502	$3,833

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Unpaid Property and Equipment Acquired	$-	$-
Common Shares Issued for Conversion Of Debt	$-	$-
Shares Issued For Acquisition Of Software	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

(Unaudited)

	Preferred Stock										Common Stock		Warrants		Additional
	Class A		Class B		Class C		Class D		Class E						Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	7,500	8	20,296	20	1	1	-	-	57,663	58	103,526,044	103,526	3,333,333	333	9,956,764	(7,638,959)	2,421,751

Stock Based Compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net income (Loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(467,105)	(467,105)

Balance, March 31, 2022	7,500	8	20,296	20	1	1	-	-	57,663	58	103,526,044	103,526	3,333,333	333	9,956,764	(8,106,064)	1,954,646

Conversion of preferred shares B to common shares
Net Gain																(710,630)	(710,630)

Balance, June 30, 2022	7,500	8	20,296	20	1	1	-	-	57,663	58	103,526,044	103,526	3,333,333	333	9,956,764	(8,816,693)	1,244,017

Stock Based Compensation Converted to common stock											5,177,585	5,179			188,307		193,486
Conversion of preferred shares B to common shares			(1,000)	(1)							1,000	1					-
Net Gain																(482,994)	(482,994)

Balance, September 30, 2022	7,500	8	19,296	19	1	1	-	-	57,663	58	108,704,629	108,705	3,333,333	333	10,145,071	(9,299,687)	954,508

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

(Unaudited)

	Preferred Stock								Common Stock		Additional
	Class A		Class B		Class C		Class D				Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	7,500	$8	68,997	$69	1	$1	-	$-	65,374,031	$65,374	$4,282,629	$(7,977,367)	$(3,629,286)

Conversion of preferred shares B to common shares			(18,000)	(18)					3,600,000	$3,600	$(3,582)		$-
Net Gain	-	-	-	-	-	-	-	-	-	-	-	131,167	131,167

Balance, March 31, 2021	7,500	8	50,997	51	1	1	-	-	68,974,031	68,974	4,279,047	(7,846,200)	(3,498,119)

Conversion of preferred shares B to common shares			(29,881)	(30)					5,976,200	$5,976	$(5,946)		$-
Conversion of convertible notes									1,257,476	$1,257	$15,983		$17,240
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(3,442,183)	(3,442,183)

Balance, June 30, 2021	7,500	8	21,116	21	1	1	-	-	76,207,707	76,207	4,289,084	(11,288,383)	(6,923,062)
Conversion of convertible notes			(2,500)	(3)					500,000	$500	$(498)		$-
Stock Based Compensation									5,085,000	$132,067	$183		$132,250
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(12,325,187)	(12,325,187)

Balance, September 30, 2021	7,500	8	18,616	19	1	1	-	-	81,792,707	208,774	4,288,769	(23,613,570)	(19,115,999)

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

Going Concern

As of September 30, 2022, the Company had a working capital of $838,384, and an accumulated deficit of $9,299,687. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2022 and December 31, 2021, the Company had 10,000,000 and 10,000,000 potentially dilutive shares from outstanding convertible debentures, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of September 30, 2022 and 2021 as follows:

Description	Fair Value Measurements at September 30, 2022 Using Fair Value Hierarchy
	Total	Level 1		Level 2	Level 3
Derivative liability	$0-	$0-	$	$ 0-	$0-
Total	$0-	$0-	$	$ 0-	$-

Description	Fair Value Measurements at September 30, 2021 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$16,508,750	$-	$-	$16,508,750
Total	$16,508,750	$-	$-	$16,508,750

The carrying values of all our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $103,044 and $158,715 in advertising and promotion expenses in the three months ended September 30, 2022, and 2021, respectively.

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

3. Other Assets

Property and Equipment consisted of the following:

	September 30,
	2022	2021
Computers and servers	$22,285	$20,333

Accumulated Depreciation	(19,700)	(16,077)

	$2,585	$4,256

Depreciation expense for the three months ended September 30, 2022, and 2021 was $1,028 and $540, respectively.

4. Digital Assets

In 2021, the Company started working on creating a new game called MicroBuddies™ that will be played online and will use blockchain technology. Digital Asset prices have been volatile in the past and may continue to be so in the future, owing to a variety of risks and uncertainties. Under current accounting rules, digital assets are considered indefinite-lived intangible assets. The Company needs to recognize impairment charges if there is any decrease in their fair value, whereas the Company may not make any upward revisions for market price increases until a sale. Thus, the carrying value represents the lowest fair value of the digital assets.

As of September 30, 2022, the carrying value of the Company’s digital assets was $113,541 compared to $323,207 on September 30, 2021. which reflects $120 impairment charges for the three months ending Sept 30, 2022 and $0 on September 30, 2021.

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

6. Derivative Liabilities

The following inputs and assumptions were used to value the convertible debentures outstanding during the years ended September 30, 2022, and September 30, 2021:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 0% and 245.6% at September 30, 2022 and 2021, respectively. The risk-free rate was 0% and .07% on September 30, 2022 and 2021, respectively.

A summary of the activity of the derivative liability is shown below:

Balance, September 30, 2020	$991,322
Change in value	15,517,428
Balance, September 30, 2021	16,508,750
Change in value	(16,508,750)
Balance, September 30, 2022	0

7. Common Stock

Share Transactions for the Quarter Ended September 30, 2021:

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

On December 27, 2021, Armistice Capital LLC converted 1,477,848 warrants into the Company’s common stock.

Share Transactions for the Quarter Ended September 30, 2022:

On July 26, 2022, William Crusoe converted 1,000 Class B shares into common stock.

On August 17, 2022, the Company issued 3,698,274 Company’s common stock as employee compensation.

On August 23, 2022, the Company issued 739,655 Company’s common stock as employee compensation.

On September 13, 2022, the Company issued 739,655 Company’s common stock as employee compensation.

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

As of September 30, 2022, we had 7,500 shares of our Series A preferred stock, 19,296 shares of Series B preferred stock, 1 shares of Series C Preferred Stock, and 0 shares of Series D Preferred Stock, and 57,663 shares of Series E preferred stock issued and outstanding.

The 7,500 issued and outstanding shares of Series A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each Series A Preferred Share. The 19,296 issued and outstanding shares of Series B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each Series B Preferred Share. The 57,663 issued and outstanding shares of Series E Preferred Stock are convertible into shares of common stock at a rate of 1,000 common shares for each Series E Preferred Share. If all of our Series A, B and E Preferred Stock are converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 61,672,201 shares.

The 1 issued and outstanding shares of Series C Preferred Stock has voting rights equivalent to 51% of all shares entitled to vote and is held by ViaOne Services LLC, a Company controlled by our CEO.

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any share of Series D preferred stock issued and outstanding as of September 30, 2022.

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

On December 31, 2021, the Company amended both original and new Employee Service Agreements, Secured Promissory Note, and Revolving Convertible Promissory Note to allow for the conversion of Notes into shares of the Company’s Series E Preferred Stocks. Effective December 31, 2021, the original Employee Service Agreement was converted into 24,540 shares of the Company’s Series E Preferred Stocks and the new Employee Service Agreement was converted into 1,557 shares of the Company’s Series E Preferred Stocks. Additionally, Secured Promissory Note and Revolving Convertible Note were converted into 24,836 and 6,730 shares of the Company’s Series E Preferred Stocks, respectively.

As of September 30, 2022, the Company owed nothing to ViaOne Services.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

10. Income Taxes

The Company has a net operating loss carried forward of $4,523,600 available to offset taxable income in future years until the end of the fiscal year of 2030.

The significant components of deferred income tax assets and liabilities at September 30, 2022 and 2021 are as follows:

	2022	2021
Net Operating Loss Carryforward	$949,956	$2,685,827

Valuation allowance	(949,956)	$(2,685,827)

Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2022	2021
Income tax recovery at statutory rate	$101,429	$(722,859)

Valuation allowance change	(101,429)	$(722,859)

Provision for income taxes	$-	$-

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

Intellectual Property

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

In 2022, the Company launched its effort to develop interactive entertainment experiences around the Company owned MicroBuddies™ and Minecade™ intellectual properties through a cross-platform release strategy. The cross-platform release strategy will create extensive brand awareness, and integrated cross-platform revenue opportunities for the Company’s properties across a multi-generational demographic ranging from young children through middle aged adults. For MicroBuddies™, the Company announced the MicroBuddies™ are coming to the Roblox gaming platform. Roblox, developed by the Roblox Corporation, is a multi-platform gaming platform with over 53.3 million daily active users as of September 2022. The Company plans to release multiple MicroBuddies™ themed games on the Roblox platform in 2022 and beyond. The Company will also release branded gaming experiences for the MicroBuddies™ property on Microsoft’s Minecraft™ gaming platform. The Company has entered into a development alliance with Meraki Studios B.V. Meraki Studios B.V. is widely recognized as one of the premier Minecraft™ developer studios in the world. The Company and Meraki Studios B.V. will be integrating the MicroBuddies™ characters and GOO™ commerce experiences across multiple game releases for Minecraft™ in 4Q 2022. In addition to bringing the MicroBuddies™ to Minecraft™, the Company will be releasing gaming experiences around the Company’s Minecade™ property. Blockchain centric gaming experiences will continue to be an integral part of the Company’s cross-platform gaming strategy. The Company is in development of a mobile version of the MicroBuddies™ digital collectables game. The mobile version of MicroBuddies™ digital collectables game will provide players the ability to play MicroBuddies™ almost anywhere and at any time thereby increasing their engagement with the product. In addition to the creation of the mobile version of the MicroBuddies™ digital collectables game, the Company will launch engagement building “Fireside Chat” meetings on their Discord channel to help our players better understand the WEB3 industry and mechanics, our products and target platforms, easily find announcements of upcoming events, and allow them to participate in meaningful discussions with our team, special guests, and fellow players with the goal of deepening our connection with, and grow the MicroBuddies™ community.

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

Results of Operations

The nine months ended September 30, 2022 as compared to September 30, 2021

● Working Capital

	September 30, 2022	September 30, 2021
Current Assets	$1,226,730	$16,667

Current Liabilities	388,347	19,460,129

Working Capital (Deficit)	$838,384	$(19,443,462)

● Operating Revenues

We have generated $4,988 in revenue in the nine months ended September 30, 2022, and $329,885 in revenue in the nine months ended September 30, 2021, which reflects a decrease of $324,897 or -98%. The decrease in revenue was attributed to the decrease in activity on the Microbuddies game.

● Operating Expenses and Net Loss

Operating expenses for the nine months ended September 30, 2022, were $1,314,579 compared with $702,987 for the nine months ended September 30, 2021, which reflects an increase of $611,592 or 87%. The increase in expenses was attributable to a change in professional fees for advertising and promotion, increase in Viaone monthly management fee, and charge for employee stock compensation program.

During the nine months ended September 30, 2022, the Company recorded net loss of ($1,660,729) compared with a net loss of ($15,636,203) for the nine months ended September 30, 2021, which reflects a decrease of $13,975,474 or -89%. The decrease in net loss was attributed to recognition of impairment to the fair value of derivative liability in 2021.

● Liquidity and Capital Resources

As of September 30, 2022, the Company’s cash balance consisted of $1,205,502 compared to cash balance of $3,833 as of September 30, 2021. The increase in the cash balance was attributed to the increase in additional paid in capital for common stock. As of September 30, 2022, the Company had $1,342,856 in total assets compared to total assets of $344,130 at September 30, 2021. The increase in total assets was attributed to additional investment capital payments received.

As of September 30, 2022, the Company had total liabilities of $388,347 compared with total liabilities of $19,460,129 as of September 30, 2021. The decrease in liabilities was attributable to Viaone Note conversion to shares of stock and decrease in derivative liabilities.

As of September 30, 2022, the Company has a working capital of $838,384 compared with a working capital deficit of $19,443,462 as of September 30, 2021. The positive working capital is due to additional investor capital payments, used for general working capital purposes.

Cash flow from Operating Activities

During the nine months ended September 30, 2022, the Company used $1,237,452, of cash for operating activities compared to the use of cash in an amount of $211,135 for operating activities during the nine months ended September 30, 2021, which reflects an increase of $1,026,317 or 486%. The increase in the use of cash for operating activities was attributed to the company’s increase in advertising and promotions and management fees.

Cash flow from Investing Activities

The Company had $36,437 in cash generated from investing activities during the nine months ended September 30, 2022 and ($323,207) in cash used in investing activities for the nine months ended September 30, 2021. The change of $36,437 in cash investing activities was attributed to the sale of digital assets related to the creation of NFTs for MicroBuddies.

Cash flow from Financing Activities

During the nine months ended September 30, 2022, the Company used $1,449 in financing activities compared to $535,870 cash generated during the nine months ended September 30, 2021, which reflects a decrease of $537,319. The decrease in proceeds from financing activities was due to the decrease in financing that we received for day-to-day activities.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the nine-month period ended September 30, 2022 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be led by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

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

Item 2. Unregistered sales of equity securities and use of proceeds

There were no issuance of unregistered sales of equity securities during the nine months ended September 30, 2022.

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

Good Gaming, Inc.
(the “Registrant”)
November 14, 2022
	BY:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

