Form 10-K
period 2022-12-31
GOOD GAMING, INC.
filed 2023-04-07
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2022: $4,536,775.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 112,402,904 as of February 28, 2023.

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

PART I

ITEM 1. BUSINESS

General

The Company was incorporated on November 3, 2008 under the laws of the State of Nevada, to engage in certain business services. Our goal, at the time, was to become a leading tournament gaming provider as well as an online destination, targeting over 250 million e-sports players and participants worldwide that want to compete at the high school or college level. We are a developmental stage business, have generated limited revenues to date and have a history of operating losses.

The Good Gaming platform was established in early 2014 by its founding members who recognized the need that millions of gamers worldwide desired to play games at competitive levels. The founders recognized that there was no structure or organization on a large scale for amateur gamers while professional e-sports was quickly establishing itself.

Good Gaming effectively built the business infrastructure for the rapidly growing esports industry, similar to the high school and college athletic industry. Good Gaming was designed to be the gateway for amateur e-sports athletes to compete at the semi-professional level, improve their gaming skills, and interact with veteran gamers globally in a destination site and social networking framework.

Good Gaming differs from the professional level of the e-sports industry by focusing on more than 250 million gamers that fall below the professional level but are above the casual level, classified as “amateurs.” Good Gaming distinguishes itself from its direct and indirect competitors by being the first company to offer multi-game, multi-console services at the amateur e-sports level. The Company was not exclusive to any particular hardware or software vendor.

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

Domenic Fontana is currently SeniorVice President of ViaOne Services and a board member. He is an experienced CPA and financial executive who has worked in progressively more advanced executive roles throughout his career. Having worked at Verizon, Ebay and now ViaOne Services over the last 13 years, Mr. Fontana has developed intimate and extensive knowledge of executive level management and the telecommunications industry. Mr. Fontana has worked in all aspects of Finance, Accounting, Treasury, and Operations.

Jordan Axt, a board member, is a results-producing marketing professional with over 14 years of experience successfully developing marketing and branding strategies. Mr. Axt has been consistently noted by executives, colleagues, and journalists for his specific expertise in bringing products and services online with a comprehensive digital go-to-market strategy. Mr. Axt has previously held executive level positions as Director of Marketing for ProfitPoint Inc. and Clutch Holdings LLC. Mr. Axt is currently Vice President of Marketing of ViaOne Services where he develops all marketing and customer acquisition strategies for 14 consumer facing brands.

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

On November 11, 2021, the Company entered into a securities purchase agreement with several institutional and accredited investors pursuant to which the Company will sell to the Investors in a private placement an aggregate of (i) 15,922,156 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 4,811,181 shares of common stock and (iii) warrants to purchase up to an aggregate of 20,733,337 shares of common stock for gross proceeds to the Company of approximately $3,100,000. The combined purchase price for one share of common stock and a warrant to purchase one share of common stock is $0.15 and the combined purchase price for one pre-funded warrant to purchase one share of common stock and a warrant to purchase one share of common stock is 0.1499.

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

On January 10, 2022, David Sterling was appointed as Chief Operating Officer of the Company.

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

In 2022, the Company expanded its development portfolio to include the Roblox gaming platform. Towards the end of 2022, the Company released a Roblox™” version of the popular Minecraft™” title “Super Craft Brothers Brawl™” and “Treasure Island” featuring the “MicroBuddies™”. The Company was able to gather important player feedback to help continue development to include player feedback regarding the titles’ feature set and functionality. In 2023, the Company plans to continue development of both of these titles and release final versions on the Roblox™” platform. In addition to the Super Craft Brothers Brawl™” and “Treasure Island” titles, the Company signed the first game publishing deal with a well known Roblox™” creator Joshua Mckittrick to bring his horror themed creations to the Roblox™” platform. Joshua has created Roblox™” titles which have garnered over 100 million visits and tens of thousands of views on YouTube from creators making fan videos and reviews of his titles. The Company also announced the establishment of a Family themed brand for the Roblox™” platform called “Family Games presented by Good Gaming” This brand will develop and publish a series of titles targeting the “All Ages’ category on the Roblox™” platform.

The Company also signed a development partnership agreement with Meraki Studios B.V., a leader in the development of high end Minecraft gaming experiences, to produce new gaming experiences around their Prison™”, SkyBlock™” and Super Craft Brothers Brawl™” properties. Each of these brands will have multiple releases during 2023. The releases will feature an update to the Minecraft 1.19 software version which will bring improved graphics, functionality and revenue generating opportunities.

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

Moving forward, we are going to expand the “MicroBuddies™” intellectual property to metaverse/virtual world social gaming experiences. There are many current and emerging metaverse/virtual world platforms. Some existing platforms already have greater than one hundred million users while other platforms are slated to launch later in 2022 or in 2023. We see building “MicroBuddies™” themed gaming experiences in these types of metaverses/virtual worlds as a solid strategy to create long tail revenue engines while exposing the “MicroBuddies™” franchise to large, diverse audiences. In 2023, the Company will complete multiple gaming experiences featuring the Microbuddies for the Roblox platform. In the near future, other gaming platforms will be considered for gaming experiences in order to broaden the audience reach and recognizability of the “MicroBuddies™” IP. Also in 2023, the Company will build cross-platform gaming experiences around the “Super Craft Brothers Brawl™” (“SCBB”) IP. The SCBB franchise features a host of distinct characters and personalities that have resonated with Minecraft players for many years. The Company will develop multi-platform gaming experiences featuring these characters with the intent of introducing these characters to new audiences in an effort to grow their popularity and create new revenue opportunities for the brand.

2023 will be a year of multi-faceted business development for the Company. In addition to continuing to expand its footprint on the Minecraft™ and Roblox™ gaming platforms, the Company is targeting new platforms for its character properties and themed gaming experiences. The Company will also continue to build its publishing business by signing agreements with well-established creators to bring their properties to multiple platforms. The Company is planning to execute numerous business agreements to expand the total addressable market for its products which will create new avenues for revenue and profit generation.

Insurance Policies

We do not currently maintain any insurance but are in the process of obtaining the appropriate insurance to support our business operations.

Employees

We have three full-time consultants, and four part-time contractors working on various Good Gaming initiatives. The full-time consultants consist of one Chief Operating Officer, one Gaming Director and one Operations Manager. The part-time consultant team consists of two QA staff, one Video Engineer and a Marketing Coordinator. Pursuant to our Management Services Agreement with ViaOne Services LLC, certain employees of ViaOne are deemed to be consultants of the Company.

Offices

Our executive offices are located at 415 McFarlan Rd, Suite 108, Kennett Square, PA 19501. Our telephone number is (844) 419-7445.

Additional Information

The Company is subject to the information requirements of the Exchange Act, and, in accordance therewith, file annual, quarterly, and special reports, proxy statements and other information with the Commission. The Commission maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. The periodic reports, proxy statements and other information that the Company files with the Commission are available for inspection on the Commission’s website free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the Commission.

The Company maintains a website at www.good-gaming.com where you may also access these materials free of charge. We have included our website address as an inactive textual reference only and the information contained in, and that can be accessed through, our website is not incorporated into and is not part of this report on Form 10-K.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading on the over-the-counter Bulletin Board on October 7, 2009. It currently trades under the symbol “GMER”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no public trading market for our securities.

Following is a table of the high bid price and the low bid price for each quarter during the last two fiscal years.

2021	High Bid	Low Bid
First Quarter, Ending March 31	$0.1400	$0.0333
Second Quarter, Ending June 30	$0.2495	$0.0163
Third Quarter, Ending September 30	$0.7500	$0.1736
Fourth Quarter, Ending December 31	$0.3780	$0.0502

2022	High Bid	Low Bid
First Quarter, Ending March 31	$0.1000	$0.0200
Second Quarter, Ending June 30	$0.0855	$0.0356
Third Quarter, Ending September 30	$0.0820	$0.0206
Fourth Quarter, Ending December 31	$0.0895	$0.0259

Holders

As of March 31, 2023, we have 113,142,559 shares of our common stock issued and outstanding held by 93 stockholders of record.

As of March 31, 2023, we had 7,500 shares of Series A Preferred Stock issued and outstanding, 19,296 shares of Series B Preferred Stock issued and outstanding, 1 share of Series C Preferred Stock issued and outstanding, 0 share of Series D Preferred Stock issued and outstanding, and 57,663 shares of Series E Preferred Stock issued and outstanding.

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

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5. Securities are registered on certain national securities exchanges or quoted on the OTC Markets which provides the current price and volume information. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading, (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws, (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price, (d) contains a toll-free telephone number for inquiries on disciplinary actions, (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks, and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

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

As of March 31, 2023, we had 7,500 shares of our Series A preferred stock, 19,296 shares of Series B preferred stock, 1 share of Series C preferred stock, 0 share of Series D preferred stock, and 57,663 shares of Series E preferred stock issued and outstanding.

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

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any shares of Series D preferred stock issued and outstanding as of March 31, 2023.

The holders of Series A, Series B, Series C, Series D and Series E have a liquidation preference to the common shareholders.

Options

We have not issued and do not have any outstanding options to purchase shares of our common stock.

Registration Rights

As of December 31, 2022, there are no other outstanding registration rights or similar agreements.

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

As of December 31, 2022, the Company owed nothing to ViaOne Services.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

Shares Eligible for Future Sale

As of March 31, 2023, we had 113,142,559 shares of our common stock issued and outstanding, a breakdown of which follows:

●	96,294,840 shares are freely tradable without restrictions (commonly referred to as the “public float”)

●	16,847,719 shares are currently subject to the restrictions and sale limitations imposed by Rule 144.

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

Transfer Agent

Our transfer agent is Securities Transfer Corporation with its principal address at 2901 N Dallas Parkway, Suite 380, Plano, TX 75093. Its telephone number is (469) 633-0101. Investors may reach our transfer agent at info@stctransfer.com.

Recent Sales of Unregistered Securities

On March 8, 2021, Lincoln Acquisition converted 18,000 shares of Class B Preferred Stock into 3,600,000 of the Company’s common stock.

On May 18, 2021, Lincoln Acquisition converted 29,881 shares of Class B Preferred Stock into 5,976,200 of the Company’s common stock.

On June 25, 2021, HGT converted $17,240 of a convertible note into 1,257,476 shares of the Company’s common stock.

On July 21, 2021, William Schultz converted 2,500 shares of Class B Preferred Stock into 500,000 of the Company’s common stock.

On December 31, 2021, ViaOne Services converted $1,241,783 of a Secured Promissory Note into 24,836 shares of Company’s Class E Preferred Stock.

On December 31, 2021, ViaOne Services converted $1,227,000 of a Original Employee Service Agreement Note into 24,540 shares of Company’s Class E Preferred Stock.

On December 31, 2021, ViaOne Services converted $84,000 of a New Employee Service Agreement Note into 1,557 shares of Company’s Class E Preferred Stock.

On December 31, 2021, ViaOne Services converted $362,967 of a Revolving Convertible Promissory Note into 6,730 shares of Company’s Class E Preferred Stock.

On December 31, 2021, Silver Lining converted $13,440 of a convertible note into 1,680 shares of Company’s Class B Preferred Stock.

On July 26, 2022, William Crusoe converted 1,000 Class B Preferred Stock into common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2022, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Use of Proceeds

None.

ITEM 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. Management’s Discussion and Analysis

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, may be deemed to be forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2022. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months from the date of issuance of these financial statements unless we obtain additional capital to pay our bills. This is because we have generated little revenue although revenue is anticipated to grow as we have completed the development of our website, sourced out suppliers for products to sell and sourced out customers to buy our products. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company and the revenue we generate from the sales of our products. We must raise cash to continue our project and build our operations.

Plan of Operation – Milestones

We are at an early stage of our new business operations. Over the next twelve months, our primary target milestones include:

1	Continue to achieve growth within our MicroBuddies™ vertical via ancillary gaming initiatives across a variety of interactive platforms initiative.

2	Continue to promote and increase players of the NFT Breeding game MicroBuddies™ to expand revenue generated by the various aspects of game play. In 2023, the Company has plans to expand the capabilities of the game to add value to the current player base and bring new players to the experience.

3	Launch the metaverse/virtual world gaming initiative within a well-established third party experience that has a large, already established, global reach. Continue to evaluate opportunities that have synergies to our existing business line and create continuing revenue streams. In 2023, the Company has plans to expand on the Minecraft™ and Roblox™ experiences and introduce new platforms for their branded games. In the future, the Company is planning to tie these experiences together creating comprehensive branded gaming experiences for the intellectual properties.

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

Results of Operations

December 31, 2022 as compared to December 31, 2021

●	Working Capital

	December 31, 2022	December 31, 2021
Current Assets	$941,348	$2,417,300
Current Liabilities	426,385	305,645
Working Capital (Deficit)	$514,963	$2,111,655

●	Operating Revenues

We have generated $9,609 in revenue in 2022 and $374,881 in revenue in the fiscal year of 2021, which reflects an decrease of $365,272 or 97.44%. The decrease in revenue was attributed to the decrease in activity on the Microbuddies game.

●	Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2022 were $1,657,407 compared with $1,310,441 for the year ended December 31, 2021. The increase in operating expenses in the amount of $346,966 or 26.5% was attributable to a change in professional fees for advertising and promotion, increase in Viaone monthly management fee, and charge for employee stock compensation program.

During the year ended December 31, 2022, the Company recorded a net loss of $2,107,901 compared with a net income of $ $338,408 for the year ended December 31, 2021. The increase in net loss in the amount of $2,446,309 or 723% was attributed to the decrease in revenues, the recognition of impairment to the fair value of derivative liability in 2021, and the impairment cost of the Digital Assets in 2022.

●	Liquidity and Capital Resources

As of December 31, 2022, the Company’s cash balance consisted of $931,868 compared to cash balance of $2,407,966 as of December 31, 2021. The decrease in the cash balance was attributed to the operating expenses paid for day-to-day activities. As of December 31, 2022, the Company had $,1,055,996 in assets compared to total assets of $2,727,396 as at December 31, 2021. The decrease in total assets was attributed to the sale of digital assets along with impairment costs associated with it.

As of December 31, 2022, the Company had total liabilities of $426,385 compared with total liabilities of $305,645 as of December 31, 2021. The increase in liabilities was attributed to operating expenses to be paid to run day-to-day activities.

As of December 31, 2022, the Company has a working capital of $514,963 compared with a working capital of $2,111,655 as of December 31, 2021. The decrease in the working capital attributed to additional investor capital payments used for general working capital purposes.

Cash flow from Operating Activities

During the year ended December 31, 2022, the Company used $1,513,675 of cash for operating activities compared to the use of cash in an amount of $755,200 for operating activities during the year ended December 31, 2021. The increase of $758,475 was attributed to the company’s increase in advertising and promotions and management fees

Cash flow from Investing Activities

During the years ended December 31, 2022, the Company had $ 36,807 in cash used in investing activities compared to $248,999 in cash provided for the year ended December 31, 2021. The decrease of $285,806 or 115% in cash used in investing activities and the sale of digital assets related to the creation of NFTs for MicroBuddies.

Cash flow from Financing Activities

During the year ended December 31, 2022, the Company received $769 of proceeds from financing activities compared to $3,409,860 during the year ended December 31, 2021. The decrease of $3,409,091 or 100% in proceeds from financing activities was attributed to the decrease in financing that we received for day-to-day activities.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our preferred shares in order to continue to fund our business operations. Issuance of additional shares will result in dilution to existing stockholders.

There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Estimates

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Good Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Good Gaming, Inc. (the “Company”) as of December 31, 2022, the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined there are no critical audit matters communicated or required to be communicated to the audit committee.

/s/ Victor Mokuolu, CPA PLLC

We have served as the Company’s auditor since 2022.

Houston, Texas

April 7, 2023

PCAOB Firm ID: 6771

Good Gaming, Inc.

Balance Sheets

(Expressed in U.S. Dollars)

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and Cash Equivalents	$931,868	$2,407,966
Prepaid expenses- related party	9,480	9,334
Total Current Assets	941,348	2,417,300
Digital Assets	113,091	304,427
Property and Equipment, Net	1,557	5,669
Gaming Software, Net	-	-
TOTAL ASSETS	$1,055,996	$2,727,396
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$426,385	$299,017
Derivative Liability	-	-
Notes Payable	-	6,628
Convertible Debentures, current	-	-
Notes Payable - ViaOne Services	-	-
Total Current Liabilities	426,385	305,645

Total Liabilities	426,385	305,645

Stockholders’ Deficit
Class A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8

Class B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 19,296 and 20,296 Shares, respectively	19	20

Class C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Shares	1	1

Class D Preferred Stock
Authorized: Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 0 Shares	-	-
Class E Preferred Stock
Authorized: Authorized: 2,750,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 57,663 Shares	58	58
Common Stock Authorized: 200,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 110,923,594 and 103,526,044 Shares, respectively	110,924	103,526

Warrant	333	333
Additional Paid-In Capital	10,265,127	9,956,764
Accumulated Deficit	(9,746,860)	(7,638,959)
Total Stockholders’ Deficit	629,610	2,421,751
TOTAL LIABILITIES & DEFICIT	$1,055,996	$2,727,396

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statement of Operations

(Expressed in U.S Dollars)

	For the Years Ended December 31,
	2022	2021
Revenues	$9,609	$374,881
Cost of Revenues	305,574	37,687
Gross Profit	(295,965)	337,194
Operating Expenses
General & Administrative	588,469	571,894
Contract Labor	51,800	63,050
Depreciation and Amortization Expense	4,111	2,159
Professional Fees	1,013,027	673,338
Total Operating Expenses	1,657,407	1,310,441
Operating Loss	(1,953,372)	(973,247)
Other Income (Expense)
Gain on Digital Assets	13,498	57,381
Loss on Stock Conversion	-	-
Impairment Cost	(168,027)	-
Gain in Debt Settlement	-	-
Loss on disposal of Fixed Assets	-	-
Interest Income	-	-
Interest Expense	-	(49,183)
Gain (Loss) on Change in Fair Value of Derivative Liability	-	1,303,456
Total Other Income (Loss)	(154,529)	1,311,655
Net Income (Loss)	(2,107,901)	338,408
Net Income (Loss) Per Share, Basic and Diluted	$0.02	$-
Weighted Average Shares Outstanding	110,923,594	103,526,044

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Cash Flows

(Expressed in U.S Dollars)

	For the Years Ended December 31,
	2022	2021
Operating Activities

Net Income (Loss)	$(2,107,901)	$338,408

Adjustments To Reconcile Net Loss to
Net Cash Used In Operating Activities
Depreciation and Amortization	4,111	2,159
Change In Fair Value Of Derivative Liability	-	(1,303,456)
Stock based compensation	308,364	132,250
Gain on debt settlement	-	-
Gain on Digital Assets	(13,498)	(57,381)
Impairment Cost	168,027	-
Changes in operating assets and liabilities
Prepaid Expenses	(147)	(1,209)
Accounts Payable	127,369	134,029

Net Cash Provided By (Used in) Operating Activities	(1,513,675)	(755,200)

Investing Activities
Purchase of Digital Assets	(5,004)	(378,436)
Selling Digital Assets	39,400	131,390
Reclass Digital Assets	2,411	-
Selling Property and Equipment	-	-
Purchase Property and Equipment	-	(1,953)

Net Cash Provided By (Used in) Investing Activities	36,807	(248,999)

Financing Activities
Conversion of Preferred Stock CL B to Common	(1)	-
Conversion of Debt to Common Shares	7,398	-
Proceeds from issuance of warrants	-	721,825
Proceeds from investments	-	1,912,125
Payment on Note Interest	(6,628)	-
Due To ViaOne Services	-	775,910
Net Cash Provided By (Used In) Financing Activities	769	3,409,860

Change in Cash and Cash Equivalents	(1,476,098)	2,405,661

Cash and Cash Equivalents, Beginning Of Period	2,407,966	2,305

Cash and Cash Equivalents, End Of Period	$931,868	$2,407,966

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Conversion of Preferred Stock CL B to Common	$-	$(10,076)
Conversion of Debt to Common Shares	$-	$(17,240)
Conversion of Debt to Preferred Stock CL E shares	$-	$2,915,749
Conversion of Debt to Preferred Stock CL B shares	$-	$13,440

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

	Preferred Stock										Common Stock		Warrants		Additional
	Class A		Class B		Class C		Class D		Class E						Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	7,500	8	68,997	69	1	1	-	-	-	-	65,374,031	65,374	-	-	4,282,629	(7,977,367)	(3,629,286)
Conversion of preferred shares B to common shares	-	-	(50,381)	(51)	-	-	-	-	-	-	10,076,200	10,076	-	-	(10,025)	-	-
Stock Based Compensation	-	-	-	-	-	-	-	-	-	-	5,085,000	5,085	-	-	127,165	-	132,250
Conversion of Debt to Preferred Stock CL E shares	-	-	-	-	-	-	-	-	57,663	58	-	-	-	-	2,915,691	-	2,915,749
Conversion of Debt to Preferred Stock CL B shares	-	-	1,680	2	-	-	-	-	-	-	-	-	-	-	13,438	-	13,440
Conversion of Debt to Common shares	-	-	-	-	-	-	-	-	-	-	1,257,476	1,258	-	-	15,982	-	17,240
Proceeds from issuance of warrants	-	-	-	-	-	-	-	-	-	-	-	-	4,811,181	481	721,344	-	721,825
Proceeds issuance of common stock	-	-	-	-	-	-	-	-	-	-	15,922,156	15,922	-	-	2,372,401	-	2,388,323
Conversion of warrants to common stock	-	-	-	-	-	-	-	-	-	-	5,811,181	5,811	(1,477,848)	(148)	(5,663)		-
Equity issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(476,198)	-	(476,198)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	338,408	338,408

Balance, December 31, 2021	7,500	8	20,296	20	1	1	-	-	57,663	58	103,526,044	103,526	3,333,333	333	9,956,764	(7,638,959)	2,421,751
Stock Based Compensation converted to common stock											7,396,549	7,396			308,364		315,760
Conversion of preferred shares B to common shares			(1,000)	(1)							1,000	1					-
Net Income (Loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,107,901)	(2,107,901)

Balance, December 30, 2022	-	-	(1,000)	(1)	-	-	-	-	-	-	7,397,549	7,397	-	-	10,265,128	(2,107,901)	629,610

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Notes to the Financial Statements

(expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

Good Gaming, Inc. (Formerly HDS International Corp.) (the “Company”) was incorporated on November 3, 2008, under the laws of the State of Nevada. The Company is a leading tournament gaming platform and online destination targeting over 250 million E-sports players and participants worldwide that want to compete at the high school or college level. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any substantial revenue to date. Beginning in 2018, the Company began deriving revenue by providing transaction verification services within the digital currency networks of cryptocurrencies. However, on December 12, 2018, the Company discontinued such transaction verification services by dissolving Crypto Strategies Group, Inc., its wholly-owned subsidiary. In 2021, the Company formulated a new plan to create a new game called “MicroBuddies™” that combines Ethereum ERC721 NFTs (Non-fungible tokens), non-standard ERC20 tokens (GOO™), and strategic gameplay to replicate and create unique and rare NFTs. The game is played online via the MicroBuddies website and blockchain transactions take place on the Polygon Network. The game was launched after beta testing in December of 2021. 2022 was a year of growth for our Company. In response to the crypto winter that began in early 2022 and continues today, the Company launched a series of new business development strategies. In mid-2022, the Company launched beta versions of its Minecraft Super Craft Brothers Brawl (“SCBB”) franchise on the Roblox platform. In 2023, the Company plans to launch the full game version of SCBB on Roblox after a great deal of feedback from the community. In late 2022, the Company also launched the beta version of “Treasure Island ''; a Microbuddies themed Simulator game on Roblox. In 2023, the Company will also launch a full game version of Treasure Island after receiving a substantial amount of community feedback from the beta version launch. The company has announced two initiatives for the Roblox™ platform for 2023. The “Family Games by Good Gaming” will focus on publishing games for the “All Ages” segment on Roblox. The Company also announced the “Extreme” themed game segment. These titles will focus on offering a great deal of challenge to more advanced Roblox™ players. In 2023, the Company will return to its roots by hosting on-platform gaming tournaments on the Roblox™ platforms. Our gaming tournaments will usher in the beginning of our advertising and sponsorship efforts on the platform. More to come on this initiative in the near future.

For the Minecraft™ vertical, the Company has all new and updated versions of their SCBB titles and Prison games in production with our development partnership with Meraki Studios.. Meraki Studios is considered one of the top Minecraft™ design studios in the world. Our new releases will feature the most up to date versions of the Minecraft™ software (v1.19) which will enable new and exciting gameplay and revenue generating opportunities.

As mentioned above, 2023 will be a year of multi-faceted business development for the Company. In 2023, the Company signed its first publishing agreement with a popular Roblox™ creator to develop and publish Roblox™ titles based on their intellectual properties. The Company plans to continue signing agreements with well established creators to bring their properties to Roblox™ and other platforms as part of the publishing effort. In addition to Roblox™, Minecraft™ and WEB3, the Company is researching other platforms for our gaming products. The Company plans to announce new initiatives throughout 2023.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2022, the Company had a working capital of $514,963 compared to $2,111,655 during the year ended December 31, 2021. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. On December 31, 2022 and December 31, 2021, the Company had 10,000,000 and 10,000,000 potentially dilutive shares from outstanding convertible debentures, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at December 31, 2022 and 2021 as follows:

Description	Fair Value Measurements at December 31, 2022 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

Description	Fair Value Measurements at December 31, 2021 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the Statements of Operations and are expensed as incurred. The Company incurred $362,390 and $452,365 in advertising and promotion expenses in the years ended December 31, 2022 and 2021, respectively.

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

3. Other Assets

Furniture and fixtures consisted of the following:

	December 31,
	2022	2021
Computers	$22,285	$22,285
Accumulated Depreciation	(20,727)	(16,616)
	$1,557	$5,669

Depreciation expense for the years ended December 31, 2022 and 2021 was $4,111 and $2,159, respectively.

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

As of December 31, 2022, the carrying value of the Company’s digital assets was $113,091, which reflected $168,027 impairment charges compared to the carrying value of $304,427 as of December 31, 2021, which reflected $0 impairment charges.

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

6. Derivative Liabilities

As of December 31, 2022, the Company does not have any outstanding convertible promissory notes.

A summary of the activity of the derivative liability is shown below:

Balance, December 31, 2020	$1,303,456
Change in value	(1,303,456)
Balance, December 31, 2021	-
Change in value	-
Balance, December 31, 2022	$-

7. Common Stock

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

On December 27, 2021, Armistice Capital LLC converted 1,477,848 warrants into the Company’s common stock.

Equity Transactions for the Year Ended December 31, 2022:

On August 17, 2022, the Company issued 3,698,274 Company’s common stock to ViaOne employees as stock based compensation.

On August 23, 2022, the Company issued 739,655 Company’s common stock to ViaOne employees as stock based compensation.

On September 13, 2022, the Company issued 739,655 Company’s common stock to ViaOne employees as stock based compensation.

On October 5, 2022, the Company issued 739,655 Company’s common stock to ViaOne employees as stock based compensation.

On November 8, 2022, the Company issued 739,655 Company’s common stock to ViaOne employees as stock based compensation.

On December 21, 2022, the Company issued 739,655 Company’s common stock to ViaOne employees as stock based compensation.

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

As of December 31, 2022, we had 7,500 shares of our Series A preferred stock, 19,296 shares of Series B preferred stock, 1 share of Series C preferred stock, 0 share of Series D preferred stock, and 57,663 shares of Series E preferred stock issued and outstanding.

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

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any share of Series D preferred stock issued and outstanding as of December 31, 2022.

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

As of December 31, 2022, the Company doesn’t owe anything to ViaOne Services.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

11. Income Taxes

The Company has a net operating loss carried forward of approximately $2,155,751 available to offset taxable income in future years which commence expiring in fiscal 2030.

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

The significant components of deferred income tax assets and liabilities at December 31, 2022 and 2021 are as follows:

	2022	2021
Net Operating Loss Carryforward	$452,708	$672,173
Valuation allowance	(452,708)	$(672,173)
Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of Canada (federal and provincial statutory rates) and of the United States (federal and state rates) of 21% to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2022	2021
Income tax recovery at statutory rate	$442,659	$202,836
Valuation allowance change	(442,659)	$(202,836)
Provision for income taxes	$-	$-

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the criteria established in “Internal Control - Integrated Framework (2013) “ issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is the important entity-level control over the Company’s financial statements. Currently, the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – Until June 30, 2017, we did not maintain sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. From June 30, 2017 through December 31, 2018, due to the change in corporate officers and board of directors, we have implemented appropriate cash controls and enforced separation of accounting functions to appropriately maintain cash controls.

3.	We implemented appropriate information technology controls – As of December 31, 2022, we retain copies of all financial data and material agreements. There is a formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, we did not maintain effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

ITEM 9B. OTHER INFORMATION DATA

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors shall serve on the Board of Directors until their successors are elected and qualified. Our officers are appointed by our Board of Directors. The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position
David Dorwart	63	CEO, Director

Domenic Fontana	42	CFO, Director

Jordan Axt	42	CMO, Director

David Sterling	57	COO, Director

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

Jordan Axt, CMO and Director

Jordan Axt is a results-producing marketing professional with over 19 years of experience successfully developing marketing and branding strategies. He has been consistently noted by executives, colleagues, and journalists for his specific expertise in bringing products and services online with a comprehensive digital go-to-market strategy. He has previously held executive level positions as Director of Marketing for ProfitPoint Inc. and Clutch Holdings LLC. He is Vice President of Marketing of ViaOne Services where he develops all marketing and customer acquisition strategies for 14 consumer facing brands.

David Sterling, COO and Director

On January 10, 2022 David Sterling was appointed as COO of the Company. Prior to joining the Company, he was a Managing Director for Chicago4Real Entertainment LLC (“Chicago4Real”) from January 2020 until December 2021, where he created and managed a fully integrated content development studio producing live-streaming and on-demand original programming. Prior to his time at Chicago4Real, from January 2015 until December 2020, he was Managing Director at LOOT Interactive LLC. He has over 25 years of experience which includes developing and expanding innovative content products for live and on-demand streaming, cross-platform gaming (mobile, console, PC, streaming), VR, AR, podcasting, non-profit outreach, and diverse lifestyle genres. On the marketing side, he also has leadership experience in the direct-to-consumer content development industry.

Involvement in Certain Legal Proceedings

During the past ten years, David Dorwart, Domenic Fontana, Jordan Axt, and David Sterling have not been the subject of the following events:

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

Director Independence

We do not have any independent directors.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dorwart	2022	-0-	-0-	58,217	-0-	-0-	-0-	-0-	58,217

Domenic	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Fontana	2022	-0-	-0-	12,466	-0-	-0-	-0-	-0-	12,466

Jordan	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Axt	2022	-0-	-0-	12,466	-0-	-0-	-0-	-0-	12,466

David	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Sterling	2022	-0-	-0-	9,376	-0-	-0-	-0-	-0-	9,376

Compensation policies and practices as related to risk management

Not applicable.

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

Grants of Plan-Based Awards

There were no plan-based awards outstanding as of December 31, 2022.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2022:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
David	-	-	-	-	-	-	-	-	$-
Dorwart

Domenic	-	-	-	-	-	-	-	-	$-
Fontana

Jordan	-	-	-	-	-	-	-	-	$-
Axt

David	-	-	-	-	-	-	-	-	$-
Sterling

Potential payments upon termination or change in control

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof. There are no agreements, contracts, plans or arrangements, whether written or unwritten, that provide for payment(s) to for directors or executive officers at, following, or in connection with the resignation, retirement or other termination of such for directors or executive officers, or a change in control of the Company or a change in the directors or executive officers’ responsibilities following a change in control.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table sets forth the number of and percent of our common stock beneficially owned by as of March 31, 2023

●	all directors and nominees, naming them,

●	our executive officers,

●	our directors and executive officers as a group, without naming them, and

●	persons or groups known by us to own beneficially 5% or more of our common stock

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

As of March 31, 2023, we had 113,142,559 shares of common stock issued and outstanding.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Common stock	David Dorwart(1)	6,654,496	5.88%
Common stock	Domenic Fontana	884,054	0.78%
Common stock	Jordan Axt	883,760	0.78%
Common stock	David Sterling	286,598	0.25%
All officers and directors as a group (four persons)		8,708,908	7.70%

(1)	Held through ViaOne, SilverLinings Management, and Britton Associates in the respective amounts of 1,369,167 1,500,000 and 1,000,000 shares.
(2)	Based on 113,142,559 shares of common stock issued and outstanding as of March 31, 2023

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information about our equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise prices of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	-	$-	-
Total	-	-	-

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The shares owned by ViaOne and SilverLinings Management are deemed to be beneficially owned by our CEO, David Dorwart, as he owned over 5% of shares. The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

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

Director Independence

We currently do not have any directors who are “independent”.

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

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM

2022	$4,500	Victor Mokuolu CPA, PLLC
2021	$11,500	Victor Mokuolu, CPA PLLC

(2)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2022	$-	Victor Mokuolu CPA, PLLC
2021	$-	Victor Mokuolu, CPA PLLC

(3)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2022	$-	Victor Mokuolu CPA, PLLC
2021	$-	Victor Mokuolu, CPA PLLC

(4)	Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approved all accounting related activities prior to the performance of any services by any accountant or auditor.

(5)	The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) List of Financial statements included in Part II hereof:

Balance Sheets, as of December 31, 2022 and 2021

Statements of Operations for the years ended December 31, 2022 and 2021

Statements of Cash Flows for the years ended December 31, 2022 and 2021

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2022 and 2021

Notes to the Financial Statements

(2) List of Financial Statement schedules included in Part IV hereof: None.

(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (2)
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	Inline XBRL Instance Documen
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 4, 2018.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed on March 24, 2009.
(3)	Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-k filed on March 29, 2011.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 7, 2023.

Good Gaming, Inc.

By:	/s/ David B. Dorwart
David Dorwart
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David B. Dorwart
David Dorwart	Chief Executive Officer and Chairman of the Board	April 7, 2023

/s/ Domenic Fontana
Domenic Fontana	Chief Financial Officer and Director	April 7, 2023

/s/ Jordan Axt
Jordan Axt	Chief Marketing Officer and Director	April 7, 2023

/s/ David Sterling
David Sterling	Chief Operating Officer and Director	April 7, 2023

