Form 10-Q
period 2023-03-31
GOOD GAMING, INC.
filed 2023-05-15
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of April 30, 2023, there were 113,882,214 issued and outstanding shares of common stock of the registrant, par value $0.001.

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

3

PART 1

Item 1. Financial Statements

Good Gaming, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and Cash Equivalents	$600,433	$931,868
Prepaid expenses	15,625	9,480
Total Current Assets	616,058	941,348

Digital Assets	113,586	113,091
Property and Equipment, Net	1,018	1,557
Due from Tebex	450	-
TOTAL ASSETS	$731,112	$1,055,996
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$395,505	$426,386
Derivative Liability	-	-
Notes Payable	-	-
Convertible Debentures, current	-	-
Notes Payable Related Party- ViaOne Services	-	-
Total Current Liabilities	395,505	426,386

Total Liabilities	395,505	426,386

Stockholders’ Deficit
Class A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Class B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 19,296 Shares	19	19
Class C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Share	1	1
Class D Preferred Stock
Authorized: Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 0 Shares	-	-
Class E Preferred Stock
Authorized: Authorized: 2,750,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 57,663	58	58

Common Stock
Authorized: 200,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 113,142,559	113,143	110,924
Warrant	333	333
Additional Paid-In Capital	10,340,055	10,265,127
Accumulated Deficit	(10,118,010)	(9,746,860)
Total Stockholders’ Deficit	335,607	629,610
TOTAL LIABILITIES & STOCKHOLDER’S DEFICIT	$731,112	$1,055,996

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the Quarter ended March 31
	2023	2022
Revenues	$3,261	$1,266
Cost of Revenues	128,324	6,992
Gross Profit	(125,063)	(5,727)

Operating Expenses
General & Administrative	40,359	182,258
Contract Labor	1,200	45,800
Depreciation and Amortization Expense	540	1,028
Professional Fees	203,988	242,956
Total Operating Expenses	246,087	472,042
Operating Loss	(371,150)	(477,769)
Other Income (Expense)
Gain on Digital Assets	-	12,090
Impairment Cost	-	(1,426)
Loss on Stock Conversion	-	-
Gain on Debt Settlement	-	-
Loss on disposal of fixed assets	-	-
Interest Income	-	-
Interest Expense	-	-
Gain (Loss) on Change in Fair Value of Derivative Liability	-	-
Total Other Income (Loss)	-	10,664

Net Income (Loss)	$(371,150)	$(467,105)

Net Income (Loss) Per Share, Basic and Diluted	$-	$-

Weighted Average Shares Outstanding	113,142,559	103,526,044

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statements of Cash Flows

(Expressed in U.S Dollars)

(Unaudited)

	For the Quarter Ended March 31,
	2023	2022
Operating Activities

Net Income (Loss)	$(371,150)	$(467,105)

Adjustment To Reconcile Net Loss to
Net Cash Used In Operating Activities

Due from Tebex	(450)	-
Depreciation and Amortization	540	1,028
Loss on disposal of fixed assets	-	-
Change In Fair Value Of Derivative Liability	-	-
Stock based compensation	74,927	-
Gain on debt settlement	-	-
Gain on Digital Assets	-	(12,090)
Impairment Cost	-	1,426
Changes in operating assets and liabilities
Prepaid expenses	(6,145)	(17,466)
Accounts Payable	(30,880)	(25,703)

Net Cash Provided By (Used in) Operating Activities	(333,158)	(519,909)

Investing Activities

Purchase of Digital Assets	(39)	(1,236)
Selling Digital Assets	-	34,767
Reclass Digital Assets	(456)	1,955
Selling Property and Equipment	-	-
Purchase of Property and Equipment	-	-

Net Cash Provided By (Used in) Investing Activities	(495)	35,486

Financing Activities
Repayments of Preferred Stock Series D		-
Common Stock: Conversion	2,219	-
Payment on Note Interest	-	(6,628)
Due To ViaOne Services	-	-

Net Cash Provided By (Used In) Financing Activities	2,219	(6,628)

Change in Cash and Cash Equivalents	(331,435)	(491,051)

Cash and Cash Equivalents, Beginning Of Period	931,868	2,407,966

Cash and Cash Equivalents, End Of Period	$600,433	$1,916,915

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Conversion of Preferred Stock CL B to Common	$-	$-
Common Shares Issued for Conversion Of Debt	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

	Preferred Stock												Common Stock		Warrants		Additional
	Class A		Class B		Class C		Class D				Class E						Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	7,500	8	19,296	19	1	1	-	-		-	57,663	58	110,923,593	110,923	3,333,333	333	10,265,129	(9,746,860)	$629,610

Stock Based Compensation converted to common stock	-	-	-	-	-	-	-	-			-	-	2,218,965	2,219	-	-	74,927	-	77,146
Net Income (Loss)																		(371,150)	(371,150)

Balance, March 31, 2023	7,500	8	19,296	19	1	1	-	-	#		57,663	58	113,142,558	113,142	3,333,333	333	10,340,056	(10,118,010)	335,607

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

	Preferred Stock											Common Stock		Warrants		Additional
	Class A		Class B		Class C		Class D			Class E						Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	7,500	8	20,296	20	1	1	-	-		57,663	58	103,526,044	103,526	3,333,333	333	9,956,765	(7,638,959)	$2,421,752

Stock Based Compensation	-	-	-	-	-	-	-	-		-	-	-	-	-	-	-	-	-
Net Income (Loss)	-	-	-	-	-	-	-	-		-	-	-	-	-	-	-	(467,105)	(467,105)

Balance, March 31, 2022	7,500	8	20,296	20	1	1	-	-	#	57,663	58	103,526,044	103,526	3,333,333	333	9,956,765	(8,106,064)	1,954,647

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

1. Nature of Operations and Continuance of Business

Good Gaming, Inc. (Formerly HDS International Corp.) (the “Company”) was incorporated on November 3, 2008, under the laws of the State of Nevada. The Company is a leading tournament gaming platform and online destination targeting over 250 million Esports players and participants worldwide that want to compete at the high school or college level. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any substantial revenue to date. Beginning in 2018, the Company began deriving revenue by providing transaction verification services within the digital currency networks of cryptocurrencies. However, on December 12, 2018, the Company discontinued such transaction verification services by dissolving Crypto Strategies Group, Inc., its wholly-owned subsidiary. In 2021, the Company formulated a new plan to create a new game called “MicroBuddies™” that combines Ethereum ERC721 NFTs (Non-fungible tokens), non-standard ERC20 tokens (GOO™), and strategic gameplay to replicate and create unique and rare NFTs. The game is played online via the MicroBuddies website and blockchain transactions take place on the Polygon Network. The game was launched after beta testing in December of 2021. 2022 was a year of growth for our Company. In response to the crypto winter that began in early 2022 and continues today, the Company launched a series of new business development strategies. In mid-2022, the Company launched beta versions of its Minecraft Super Craft Brothers Brawl (“SCBB”) franchise on the Roblox platform. In 2023, the Company plans to launch the full game version of SCBB on Roblox after a great deal of feedback from the community. In late 2022, the Company also launched the beta version of “Treasure Island ‘‘; a Microbuddies themed Simulator game on Roblox. In 2023, the Company will also launch a full game version of Treasure Island after receiving a substantial amount of community feedback from the beta version launch. The company has announced two initiatives for the Roblox™ platform for 2023. The Company will focus on publishing games for the “All Ages” segment on Roblox. The Company also announced the “Extreme” themed game segment. These titles will focus on offering a great deal of challenge to more advanced Roblox™ players. In 2023, the Company will return to its roots by hosting on-platform gaming tournaments on the Roblox™ platforms. Our gaming tournaments will usher in the beginning of our advertising and sponsorship efforts on the platform. More to come on this initiative in the near future.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of March 31, 2023, the Company had a working capital of $220,553 and accumulated deficit of $10,118,010 compared to $838,384 and $8,106,064 during the quarter ended March 31, 2022. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2023 and December 31, 2022, the Company had 10,000,000 and 10,000,000 potentially dilutive shares from outstanding convertible debentures, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as at March 31, 2023 and 2022 as follows:

Description	Fair Value Measurements at March 31, 2023 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

Description	Fair Value Measurements at March 31, 2022 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

The carrying values of all of our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $34,102 and $113,226 in advertising and promotion expenses in the three months ended March 31, 2023 and 2022, respectively.

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

3. Other Assets

Property and Equipment consisted of the following:

	March 31,
	2023	2022
Computers and servers	$22,285	$21,217

Accumulated Depreciation	(21,267)	(16,576)

	$1,018	$4,641

Depreciation expense for the three months ended March 31, 2023 and 2022 was $540 and $1,028, respectively.

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

As of March 31, 2023, the carrying value of the Company’s digital assets was $113,586 compared to $279,605 on March 31, 2022, which reflects $0 impairment charges for the three months ending Mar 31, 2023 and $1,426 on March 31, 2022.

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

6. Derivative Liabilities

The following inputs and assumptions were used to value the convertible debentures outstanding during the years ended March 31, 2023 and March 31, 2022:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 0% and 0% at March 31, 2023 and 2022, respectively. The risk free rate was 0% and 0% at March 31, 2023 and 2022, respectively.

A summary of the activity of the derivative liability is shown below:

Balance, March 31, 2021	$1,065,760
Change in value	1,065,760
Balance, March 31, 2022	-
Change in value	-
Balance, March 31, 2023	-

7. Common Stock

Share Transactions for the Quarter Ended March 31, 2022:

None.

Share Transactions for the Quarter Ended March 31, 2023:

On January 30, 2023, the Company issued 739,655 Company’s common stock to ViaOne employees as stock based compensation.

On February 15, 2023, the Company issued 739,655 Company’s common stock to ViaOne employees as stock based compensation.

On March 15, 2023, the Company issued 739,655 Company’s common stock to ViaOne employees as stock based compensation.

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

As of March 31, 2023, the Company doesn’t owe anything to ViaOne Services.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

11. Income Taxes

The Company has a net operating loss carried forward of $5,339,247 available to offset taxable income in future years until the end of the fiscal year of 2030.

The significant components of deferred income tax assets and liabilities at March 31, 2023 and 2022 are as follows:

	2023	2022
Net Operating Loss Carryforward	$1,121,242	$769,450

Valuation allowance	(1,121,242)	$(769,450)

Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2023	2022
Income tax recovery at statutory rate	$77,941	$98,092

Valuation allowance change	(77,941)	$(98,092)

Provision for income taxes	$-	$-

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

In 2022, the Company expanded its development portfolio to include the Roblox gaming platform. Towards the end of 2022, the Company released a Roblox™” version of the popular Minecraft™” title “Super Craft Brothers Brawl™” and “Treasure Island” featuring the “MicroBuddies™”. The Company was able to gather important player feedback to help continue development to include player feedback regarding the titles’ feature set and functionality. In 2023, the Company plans to continue development of both of these titles and release final versions on the Roblox™” platform. In addition to the Super Craft Brothers Brawl™” and “Treasure Island” titles, the Company signed the first game publishing deal with a well known Roblox™” creator Joshua Mckittrick to bring his horror themed creations to the Roblox™” platform. Joshua has created Roblox™” titles which have garnered over 100 million visits and tens of thousands of views on YouTube from creators making fan videos and reviews of his titles. The Company also announced the establishment of a themed brand of games for the Roblox™” platform focusing on the “All Ages” segment. These games will center around challenging gameplay that does not include violent messaging or gameplay of any kind so parents can feel relieved to allow their kids to play without worry.

The Company also signed a development partnership agreement with Meraki Studios B.V., a leader in the development of high end Minecraft gaming experiences, to produce new gaming experiences centered around their Prison™”, SkyBlock™” and Super Craft Brothers Brawl™” properties. Each of these brands will have multiple releases and updates during 2023. The releases and updates will feature the latest version of Minecraft “Minecraft 1.19” software version which will bring improved graphics, functionality and revenue generating opportunities.

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

Moving forward, we are going to expand the “MicroBuddies™” intellectual property to metaverse/virtual world social gaming experiences. There are many current and emerging metaverse/virtual world platforms. Some existing platforms already have greater than one hundred million users while other platforms are slated to launch later in 2023.   We see building “MicroBuddies™” themed gaming experiences in these types of metaverses/virtual worlds as a solid strategy to create long tail revenue engines while exposing the “MicroBuddies™” franchise to large, diverse audiences. In 2023, the Company will complete multiple gaming experiences featuring the Microbuddies for the Roblox platform. In the near future, other gaming platforms will be considered for gaming experiences in order to broaden the audience reach and recognizability of the “MicroBuddies™” IP. Also in 2023, the Company will build cross-platform gaming experiences around the “Super Craft Brothers Brawl™” (“SCBB”) IP. The SCBB franchise features a host of distinct characters and personalities that have resonated with Minecraft players for many years. The Company will develop multi-platform gaming experiences featuring these characters with the intent of introducing these characters to new audiences in an effort to grow their popularity and create new revenue opportunities for the brand.

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

Results of Operations

The three months ended March 31, 2023 as compared to March 31, 2022

● Working Capital

	March 31, 2023	March 31, 2022
Current Assets	$616,058	$1,943,715

Current Liabilities	395,505	273,314

Working Capital (Deficit)	$220,553	$1,670,401

● Operating Revenues

We have generated $3,261 in revenue in the three months ended March 31, 2023 and $1,226 in revenue in the three months ended March 31, 2022, which reflects an increase of $2,035 or 166%. The increase in revenue was attributed to the relaunch of Minecraft Prison game.

● Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2023 were $246,087 compared with $472,042 for the three months ended March 31, 2022, which reflects a decrease of $225,955 or 47.9%. The decrease in expenses was attributable to a change in advertising and promotion, general administrative fees, and contract labor costs.

During the three months ended March 31, 2023, the Company recorded net loss of $371,150 compared with a net loss of $467,105 for the three months ended March 31, 2022, which reflects a decrease of $95,955 or 21%. The decrease in net loss was attributed to a decrease in professional fees, advertising and promotions, and administrative fees, and a slight increase in revenue.

● Liquidity and Capital Resources

As of March 31, 2023, the Company’s cash balance consisted of $600,433 compared to cash balance of $1,916,915 as of March 31, 2022. The decrease in the cash balance was attributed to the expenses paid for day to day activities. As of March 31, 2023, the Company had $731,112 in total assets compared to total assets of $2,227,961 at March 31, 2022. The decrease in total assets was attributed to cash paid for daily operations and the impairment cost associated with the digital assets.

As of March 31, 2023, the Company had total liabilities of $395,505 compared with total liabilities of $273,314 as of March 31, 2022. The increase in liabilities was attributable to the operating expenses to be paid in coming months.

As of March 31, 2023, the Company has a working capital of $220,553 compared with a working capital of $1,670,401 as of March 31, 2022. The decrease in working capital is due to a decline in cash expended for day to day activity as well as the impairment cost associated with the digital assets.

Cash flow from Operating Activities

During the three months ended March 31, 2023, the Company used $333,158 of cash for operating activities compared to the use of cash in an amount of $519,920 for operating activities during the three months ended March 31, 2022, which reflects a decrease of $186,751 or 36%. The decrease in the use of cash for operating activities was attributed to the company’s decrease in advertising and promotions and management fees.

Cash flow from Investing Activities

The Company used $495 in cash in investing activities during the quarter ended March 31, 2023 and $34,767 during March 31, 2022. The decrease of $34,981 in cash used in investing activities was attributed to the Company’s decision on not purchasing any new digital assets and focus on relaunching the Minecraft prison break game.

Cash flow from Financing Activities

During the year ended March 31, 2023, the Company received $2,219 of proceeds from financing activities compared to $6,628 used during the year ended March 31, 2022, which reflects a decrease of $8,847. The decrease in proceeds from financing activities was due to the payment made on the note in 2022 and the employee stock issuance in 2023.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the three-month period ended March 31, 2023 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be led by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Good Gaming, Inc.
(the “Registrant”)
May 15, 2023
	BY:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

