Form 10-Q
period 2023-06-30
GOOD GAMING, INC.
filed 2023-08-14
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023.

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

Not Applicable

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

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of July 31, 2023, there were 116,101,179 issued and outstanding shares of common stock of the registrant, par value $0.001.

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

3

PART 1

Item 1. Financial Statements

Good Gaming, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and Cash Equivalents	$295,098	$931,868
Accounts Receivable	$16,504
Prepaid expenses	$2,370	9480
Total Current Assets	$313,972	941,348

Digital Assets	$113,577	113,091
Property and Equipment, Net	$478	1557
Due from Tebex	$125	-
TOTAL ASSETS	$428,152	$1,055,996
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$376,222	$426,386
Derivative Liability	$-	-
Notes Payable	$-	-
Convertible Debentures, current	$-	-
Notes Payable Related Party- ViaOne Services	$-	-
Total Current Liabilities	$376,222	426,386

Total Liabilities	$376,222	426,386

Stockholders’ Deficit
Class A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Class B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 19,296 Shares	19	19
Class C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Share	1	1
Class D Preferred Stock
Authorized: Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 0 Shares	-	-
Class E Preferred Stock
Authorized: Authorized: 2,750,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 57,663	58	58

Common Stock
Authorized: 200,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 115,361,524	115,361	110,924
Warrant	333	333
Additional Paid-In Capital	10,390,204	10,265,127
Accumulated Deficit	(10,454,055)	(9,746,860)
Total Stockholders’ Deficit	51,930	629,610
TOTAL LIABILITIES & STOCKHOLDER’S DEFICIT	$428,152	$1,055,996

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For three months ended June 30
	2023	2022
Revenues	155	$478
Cost of Revenues	76,954	111,899
Gross Profit	(76,799)	(111,421)

Operating Expenses
General & Administrative	43,977	143,009
Contract Labor	1,200	3,600
Depreciation and Amortization Expense	540	1,027
Professional Fees	213,504	286,578
Total Operating Expenses	259,221	434,214
Operating Loss	(336,020)	(545,635)
Other Income (Expense)
Gain on Digital Assets	-	1,408
Impairment Cost	(25)	(166,403)
Loss on Stock Conversion	-	-
Gain on Debt Settlement	-	-
Loss on disposal of fixed assets	-	-
Interest Income	-	-
Interest Expense	-	-
Gain (Loss) on Change in Fair Value of Derivative Liability	-	-
Total Other Income (Loss)	(25)	(164,995)

Net Income (Loss)	(336,045)	$(710,630)

Net Income (Loss) Per Share, Basic and Diluted	-	$(0.01)

Weighted Average Shares Outstanding	115,361,524	103,526,044

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the six months ended June 30
	2023	2022
Revenues	$3,416	$1,744
Cost of Revenues	$205,278	118,892
Gross Profit	$(201,862)	(117,148)

Operating Expenses
General & Administrative	$84,337	325,267
Contract Labor	$2,400	49,400
Depreciation and Amortization Expense	$1,080	2,055
Professional Fees	$417,492	529,534
Total Operating Expenses	$505,308	906,257
Operating Loss	$(707,170)	(1,023,405)
Other Income (Expense)
Gain on Digital Assets	$-	13,498
Impairment Cost	$(25)	(167,828)
Loss on Stock Conversion	$-	-
Gain on Debt Settlement	$-	-
Loss on disposal of fixed assets	$-	-
Interest Income	$-	-
Interest Expense	$-	-
Gain (Loss) on Change in Fair Value of Derivative Liability	$-	-
Total Other Income (Loss)	$(25)	(154,330)

Net Income (Loss)	$(707,194)	$(1,177,735)

Net Income (Loss) Per Share, Basic and Diluted	$-	$-

Weighted Average Shares Outstanding	115,361,524	103,526,044

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statements of Cash Flows

(Expressed in U.S Dollars)

(Unaudited)

	For six months Ended June 30,
	2023	2022
Operating Activities

Net Income (Loss)	$(707,194)	$(1,177,735)

Adjustment To Reconcile Net Loss to Net Cash Used In Operating Activities
Accounts Receivable	(16,504)	-
Due from Tebex	(125)	-
Digital Assets	-	-
Depreciation and Amortization	1,080	2,055
Loss on disposal of fixed assets	-	-
Change In Fair Value Of Derivative Liability	-	-
Stock based compensation	125,076	-
Gain on debt settlement	-	-
Gain on Digital Assets	-	(13,498)
Impairment Cost	25	167,828
Changes in operating assets and liabilities
Prepaid expenses	7,110	(14,470)
Accounts Payable	(50,164)	147,688

Net Cash Provided By (Used in) Operating Activities	(640,697)	(888,131)

Investing Activities

Purchase of Digital Assets	(55)	(1,236)
Selling Digital Assets	-	38,962
Reclass Digital Assets	(456)	1,955
Selling Property and Equipment	-	-
Purchase of Property and Equipment	-	-

Net Cash Provided By (Used in) Investing Activities	(511)	39,681)

Financing Activities
Repayments of Preferred Stock Series D
Common Stock: Conversion	4,438	-
Proceeds From Sale Of Preferred Stock CL D	-	-
Payment on Note Interest		(6,628)
Due To ViaOne Services	-	-

Net Cash Provided By (Used In) Financing Activities	4,438	(6,628)

Change in Cash and Cash Equivalents	(636,770)	(855,078)

Cash and Cash Equivalents, Beginning Of Period	931,868	2,407,966

Cash and Cash Equivalents, End Of Period	$295,098	$1,552,889

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Unpaid Property and Equipment Acquired	$-	$-
Common Shares Issued for Conversion Of Debt	$-	$-
Shares Issued For Acquisition Of Software	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

(Unaudited)

	Preferred Stock										Common Stock		Warrants		Additional
	Class A		Class B		Class C		Class D		Class E						Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	7,500	8	19,296	19	1	1	-	-	57,663	58	110,923,593	110,923	3,333,333	333	10,265,129	(9,746,860)	$629,610

Stock Based Compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	2,218,965	2,219	-	-	74,927	-	77,146
Net Income (Loss)																(371,150)	(371,150)

Balance, March 31, 2023	7,500	8	19,296	19	1	1	-	-	57,663	58	113,142,558	113,142	3,333,333	333	10,340,056	(10,118,010)	335,607

Stock Based Compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	2,218,965	2,219	-	-	50,149	-	52,368
Net Income (Loss)																(336,045)	(336,045)

Balance, June 30, 2023	7,500	8	19,296	19	1	1	-	-	57,663	58	115,361,523	115,361	3,333,333	333	10,390,205	(10,454,054)	51,930

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

(Unaudited)

	Preferred Stock										Common Stock		Warrants		Additional
	Class A		Class B		Class C		Class D		Class E						Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	7,500	8	20,296	20	1	1	-	-	57,663	58	103,526,044	103,526	3,333,333	333	9,956,764	(7,638,959)	2,421,751

Stock Based Compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net income (Loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(467,105)	(467,105)

Balance, March 31, 2022	7,500	8	20,296	20	1	1	-	-	57,663	58	103,526,044	103,526	3,333,333	333	9,956,764	(8,106,064)	1,954,646

Conversion of preferred shares B to common shares
Net income (Loss)																(710,630)	(710,630)

Balance, June 30, 2022	7,500	8	20,296	20	1	1	-	-	57,663	58	103,526,044	103,526	3,333,333	333	9,956,764	(8,816,693)	1,244,017

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

(Unaudited)

1. Nature of Operations and Continuance of Business

Good Gaming, Inc. (Formerly HDS International Corp.) (the “Company”) was incorporated on November 3, 2008, under the laws of the State of Nevada. The Company is a leading tournament gaming platform and online destination targeting over 250 million Esports players and participants worldwide that want to compete at the high school or college level. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any substantial revenue to date. Beginning in 2018, the Company began deriving revenue by providing transaction verification services within the digital currency networks of cryptocurrencies. However, on December 12, 2018, the Company discontinued such transaction verification services by dissolving Crypto Strategies Group, Inc., its wholly-owned subsidiary. In 2021, the Company formulated a new plan to create a new game called “MicroBuddies™” that combines Ethereum ERC721 NFTs (Non-fungible tokens), non-standard ERC20 tokens (GOO™), and strategic gameplay to replicate and create unique and rare NFTs. The game is played online via the MicroBuddies website and blockchain transactions take place on the Polygon Network. The game was launched after beta testing in December of 2021. 2022 was a year of growth for our Company. In response to the crypto winter that began in early 2022 and continues today, the Company launched a series of new business development strategies. In mid-2022, the Company launched beta versions of its Minecraft Super Craft Brothers Brawl (“SCBB”) franchise on the Roblox platform. In 2023, the Company plans to launch the full game version of SCBB on Roblox after a great deal of feedback from the community. In late 2022, the Company also launched a beta version of “Treasure Island”; a Microbuddies themed Simulator game on Roblox. To date, the Company has launched beta versions of its SCBB franchise on both the Minecraft™ PC platform and Roblox, our Prison variant for Minecraft™ PC, and multiple Microbuddies themed games on the Roblox platform. Over the course of the development schedule, the Company experienced significant developer related challenges which resulted in missed updates to already released games, development creep on games in production, and delayed product launches. After reviewing our third-party developer and internal efforts, the Company has decided to paused Roblox and Minecraft development until the Company completes platform, developer and marketing effort reviews. These reviews will result in outputs hope to point out the pain points in our processes, and illustrate a plausible forward course of action that is realistic in its expectations, and can create gaming experiences that can generate results that are up to the Company’s and customer’s expectations, and generate significant additive results to our financial performance and shareholder value.

In response to the production difficulties with the Minecraft and Roblox developers, the Company undertook a significant business development research project to determine what possible opportunities exist within the mobile gaming industry. After a lengthy review, the Company has entered into a multi-year strategic partnership with ViaOne Services Inc. to distribute Good Gaming mobile games to the Assist Wireless® and enTouch Wireless® customer bases. Assist Wireless and enTouch Wireless are operated and managed by ViaOne Services. The Company will also make its new mobile gaming experiences available through the Apple App Store® and Google Play™ Store. The Company has slated its first mobile game to be released in late 2023. The Company has created a significant development schedule that will span multiple games over the next several years. In addition to a traditional mobile game experience, the Company has plans to create integrated Web3 gaming components powered by blockchain technology. The main mobile game will stand on its own as a dynamic entertainment experience while the Web3 integration will exist as an optional experience for the mobile players. Players can decide to participate in the Web3 experiences or play the traditional mobile game without taking part in the Web3 segments of the game. Along with the traditional mobile gaming experience these integrated Web3 gaming components will feature an expansive rewards tree to keep players engaged for many years. The Company will announce additional content for the mobile games roadmap when appropriate.

Going Concern

As of June 30, 2023, the Company had a working capital deficit of $62,250 and an accumulated deficit of $10,454,055. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2023 and December 31, 2022, the Company had 10,000,000 and 10,000,000 potentially dilutive shares from outstanding convertible debentures, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of June 30, 2023 and 2022 as follows:

Description	Fair Value Measurements at June 30, 2023 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

Description	Fair Value Measurements at June 30, 2022 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

The carrying values of all our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $28,691 and $80,487 in advertising and promotion expenses in the three months ended June 30, 2023, and 2022, respectively.

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

3. Other Assets

Property and Equipment consisted of the following:

	June 30,
	2023	2022
Computers and servers	$22,285	$21,122

Accumulated Depreciation	(21,807)	(17,509)

	$478	$3,613

Depreciation expense for the three months ended June 30, 2023, and 2022 was $540 and $1,027, respectively.

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

As of June 30, 2023, the carrying value of the Company’s digital assets was $113,577 compared to $110,416 on June 30, 2022, which reflects $25 impairment charges for the three months ending June 30, 2023 and $166,403 on June 30, 2022.

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

6. Derivative Liabilities

The following inputs and assumptions were used to value the convertible debentures outstanding during the years ended June 30, 2023 and June 30, 2022:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 0% and 0% at June 30, 2023 and 2022, respectively. The risk free rate was 0% and 0% at June 30, 2023 and 2022, respectively.

A summary of the activity of the derivative liability is shown below:

Balance, June 30, 2021	$4,398,750
Change in value	(4,398,750)
Balance, June 30, 2022	-
Change in value	-
Balance, June 30, 2023	-

7. Common Stock

Share Transactions for the Quarter Ended June 30, 2022:

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

On April 14, 2023, the Company issued 739,655 Company’s common stock to ViaOne employees as stock based compensation.

On May 18, 2023, the Company issued 739,655 Company’s common stock to ViaOne employees as stock based compensation.

On June 15, 2023, the Company issued 739,655 Company’s common stock to ViaOne employees as stock based compensation.

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

As of June 30, 2023, we had 7,500 shares of our Series A preferred stock, 19,296 shares of Series B preferred stock, 1 shares of Series C Preferred Stock, and 0 shares of Series D Preferred Stock, and 57,663 shares of Series E preferred stock issued and outstanding.

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

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any share of Series D preferred stock issued and outstanding as of June 30, 2023.

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

On December 31, 2021, the Company amended the both original and new Employee Service Agreements, Secured Promissory Note, and Revolving Convertible Promissory Note to allow for the conversion of Notes into shares of the Company’s Series E Preferred Stocks. Effective December 31, 2021, the original Employee Service Agreement was converted into 24,540 shares of the Company’s Series E Preferred Stock and the new Employee Service Agreement was converted into 1,557 shares of the Company’s Series E Preferred Stock. Additionally, the Secured Promissory Note and Revolving Convertible Note were converted into 24,836 and 6,730 shares of the Company’s Series E Preferred Stocks, respectively.

As of June 30, 2023, the Company doesn’t owe anything to ViaOne Services.

The Company’s Chairman and Chief Executive Officer is also the Chairman of ViaOne.

11. Income Taxes

The Company has a net operating loss carried forward of $5,675,292 available to offset taxable income in future years until the end of the fiscal year of 2030.

The significant components of deferred income tax assets and liabilities at June 30, 2023 and 2022 are as follows:

	2023	2021
Net Operating Loss Carryforward	$1,121,142	$848,578

Valuation allowance	(1,121,142)	$(848,578)

Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2023	2022
Income tax recovery at statutory rate	$70,569	$149,232)

Valuation allowance change	(70,569)	$(149,232)

Provision for income taxes	$-	$-

12. Commitments and Contingencies

None.

13. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note regarding Forward-Looking Statements

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

The following discussion and analysis should be read in conjunction with the Condensed Financial Statements (unaudited) and Notes to Condensed Financial Statements (unaudited) filed herewith.

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

On September 14, 2021, Good Gaming, Inc. met all qualifications and was accepted by OTC Markets to uplist from Pink Sheet Current to the OTCQB tier for trading.

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

In July 2023, the Companyentered into a multi-year strategic partnership with ViaOne Service Inc. to develop and distribute mobile games across ViaOne’s group of companies. These mobile games will be integrated into the UI of the mobile phones. The Company plans to develop distribution and engagement strategies to create added value for ViaOne-managed companies. The first mobile game is set to be released in late 2023. The Company will announce its expanded mobile game release schedule when appropriate. The ViaOne Service partnership promises to potentially result in our games being pre-installed on millions of devices distributed nationwide. We are confident our shared vision will create transformative opportunities in the mobile gaming space, further advancing us toward our goal as a recognized leader in the space.

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

With the rise in the popularity of the crypto-currency and blockchain technologies, the Company has decided to invest in the creation of its new game, “MicroBuddies™” which combines Ethereum ERC721 NFTs (Non-fungible tokens), non-standard ERC20 tokens (GOO™), and strategic, long-tail web browser gameplay to replicate and create unique and collectible NFTs. ERC20 “GOO™” tokens are limited to use as an in-game currency only. This strategy will allow us to enter the emerging NFT and blockchain gaming space. Initial revenues from “MicroBuddies™” will come from the sale of Nano Factory Tokens that will be used to synthesize generation 0 of “MicroBuddies™”. Ongoing “MicroBuddies™” revenues will be generated from a 5% royalty on all of the sales of “MicroBuddy™” NFTs in third-party marketplaces and a.0.01 MATIC per “MicroBuddy™” replication Microbuddies In 2022, we will introduce additional initiatives around the “MicroBuddies™ intellectual property. We expect the ancillary “MicroBuddies™” initiatives to create consistent, recurring revenue over the life of the project.

As mentioned previously, a strategic partnership with ViaOne Services, enables us to extend our mobile gaming market reach past traditional app stores to include the vast customer bases of Assist Wireless and enTouch Wireless. The customer bases of Assist Wireless and enTouch Wireless represent the pre-installation of Good Gaming games on more than 100,000 mobile phones a month. This installation collaboration creates unique revenue-sharing opportunities for both Good Gaming and the ViaOne-managed companies through various types of embedded advertising initiatives and dynamic in-app purchases as well as engaging community building experiences. Pre-installation of our gaming experiences allow us to quickly deploy and update our games and continually incentivize players to engage our products without the cumbersome step of asking players to continually update a game manually. As part of our strategic partnership with ViaOne Service, the Company has developed a multi-year connected content strategy within our gaming experiences which will continue our efforts to bring the Company’s intellectual properties to mobile and Web3. The Company plans to release multiple interconnected mobile game and Web3 experiences featuring our “MicroBuddies™”, and “Super Craft Brothers Brawl™” intellectual properties to mobile. The Company plans to introduce new intellectual properties featuring exciting characters and storylines as part of our upcoming mobile game releases.

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

Critical Accounting Estimates

None.

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

Plan of Operation – Milestones

We are at an early stage of our new business operations. Over the next twelve months, our primary target milestones include:

1	Continue to achieve growth for our intellectual properties via our recently announced mobile gaming initiative.
2	Continue to promote and increase players of the NFT Breeding game MicroBuddies™ to expand revenue generated by the various aspects of game play. In 2023, the Company has plans to expand the engagement of the game to add value to the current player base and bring new players to the experience.
3	Continue to evaluate opportunities that have synergies to our existing business lines and create new revenue streams. In the future, the Company is planning to tie all business lines together with cross-functional products to increase engagement for our players and cross-promote our intellectual properties to a vast demographic as possible.

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

Results of Operations

The six months ended June 30, 2023 as compared to June 30, 2022

● Working Capital

	June 30, 2023	June 30, 2022
Current Assets	$313,972	$1,576,692

Current Liabilities	376,222	446,704

Working Capital (Deficit)	$(62,250)	$1,129,988

● Operating Revenues

We have generated $3,416 in revenue in the six months ended June 30, 2023 and $1,744 in revenue in the six months ended June 30, 2022, which reflects an increase of $1,672 or 95.89%. The increase in revenue was attributed to the relaunch of Minecraft Prison game.

● Operating Expenses and Net Loss

Operating expenses for the six months ended June 30, 2023 were $505,308 compared with $906,257 for the six months ended June 30, 2022, which reflects a decrease of $400,949 or 44.2%. The decrease in expenses was attributable to a change in advertising and promotion, general administrative fees, and contract labor costs.

During the six months ended June 30, 2023, the Company recorded net loss of $707,194 compared with a net loss of 1,177,735 for the six months ended June 30, 2022, which reflects an decrease of $470,541 or 40%. The decrease in net loss was attributed to a decrease in professional fees, advertising and promotions, and administrative fees, and a slight increase in revenue.

● Liquidity and Capital Resources

As of June 30, 2023, the Company’s cash balance consisted of $295,098 compared to cash balance of $1,552,889 as of June 30, 2022. The decrease in the cash balance was attributed to the expenses paid for day-to-day activities. As of June 30, 2023, the Company had $428,152 in total assets compared to total assets of $1,690,722 at June 30, 2022. The decrease in total assets was attributed to cash paid for daily operations and the impairment cost associated with the digital assets.

As of June 30, 2023, the Company had total liabilities of $376,222 compared with total liabilities of $446,705 as of June 30, 2022. The decrease in liabilities was attributable to the operating expenses to be paid in coming months.

As of June 30, 2023, the Company has a working capital deficit of $62,250 compared with a working capital of $1,129,988 as of June 30, 2022. The decrease in working capital is due to a decline in cash expended for day to day activity as well as the impairment cost associated with the digital assets.

Cash flow from Operating Activities

During the six months ended June 30, 2023, the Company used $640,697 of cash for operating activities compared to the use of cash in an amount of $888,131 for operating activities during the six months ended June 30, 2022, which reflects a decrease of $247,434 or 28%. The decrease in the use of cash for operating activities was attributed to the company’s decrease in advertising and promotions and management fees.

Cash flow from Investing Activities

The Company used $511 in cash in investing activities during the six month ended June 30, 2023 and $39,681 cash generated during June 30, 2022. The decrease of $40,192 in cash used in investing activities was attributed to the Company’s decision on not purchasing any new digital assets and focus on relaunching the Minecraft prison break game.

Cash flow from Financing Activities

During the six months ended June 30, 2023, the Company generated $4,438 in financing activities compared to $6,628 cash used during the six months ended June 30, 2022, which reflects an increase of $11,066. The increase in proceeds from financing activities was due to the employee stock issuance in 2023.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the six-month period ended June 30, 2023 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be led by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

There were no issuance of unregistered sales of equity securities during the six months ended June 30, 2023.

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

Good Gaming, Inc.
(the “Registrant”)
Aug 14, 2023
	BY:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

