Form 10-K/A
period 2022-12-31
GOOD GAMING, INC.
filed 2023-11-06
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflects the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2022: $4,536,775.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 118,320,144 as of November 1, 2023.

Explanatory Note

Good Gaming, Inc. (together with its subsidiary, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this Amendment No. 1 (“Amendment No. 1” or “Form 10K/A”) to its Annual Report on Form 10-K for the period ended December 31, 2022, originally filed on April 7, 2023 (the “Original Form 10-K”), solely to include the audit opinion for the period ended December 31, 2021 with the audit opinion for the period ended December 31, 2022. No other changes have been made to the Form 10K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Good Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Good Gaming, Inc. (the “Company”) as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2022 and December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Victor Mokuolu, CPA PLLC

We have served as the Company’s auditor since 2022.

Houston, Texas

April 7, 2023

PCAOB Firm ID: 6771

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2023.

Good Gaming, Inc.

By:	/s/ David B. Dorwart
David Dorwart
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David B. Dorwart
David Dorwart	Chief Executive Officer and Chairman of the Board	November 6, 2023

/s/ Domenic Fontana
Domenic Fontana	Chief Financial Officer and Director	November 6, 2023

/s/ Jordan Axt
Jordan Axt	Chief Marketing Officer and Director	November 6, 2023

/s/ David Sterling
David Sterling	Chief Operating Officer and Director	November 6, 2023