Form 10-Q
period 2023-09-30
GOOD GAMING, INC.
filed 2023-11-14
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of November 01, 2023, there were 118,320,144 issued and outstanding shares of common stock of the registrant, par value $0.001.

2

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934 or the “Exchange Act,” and the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

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

3

PART 1

Item 1. Financial Statements

Good Gaming, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and Cash Equivalents	$223,277	$931,868
Accounts Receivable	$-	-
Prepaid expenses	$13,750	9,480
Total Current Assets	$237,027	941,348

Digital Assets	$114,050	113,091
Property and Equipment, Net	$383	1,557
Due from Tebex	$147	-
TOTAL ASSETS	$351,607	$1,055,996
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$530,844	$426,386
Derivative Liability	$-	-
Notes Payable	$-	-
Convertible Debentures, current	$-	-
Notes Payable Related Party- ViaOne Services	$-	-
Total Current Liabilities	$530,844	426,386

Total Liabilities	$530,844	426,386

Stockholders’ Deficit
Class A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Class B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 19,296 Shares	19	19
Class C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Share	1	1
Class D Preferred Stock
Authorized: Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 0 Shares	-	-
Class E Preferred Stock
Authorized: Authorized: 2,750,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 57,663	58	58

Common Stock
Authorized: 200,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 117,580,489	117,580	110,924
Warrant	333	333
Additional Paid-In Capital	10,432,365	10,265,127
Accumulated Deficit	(10,729,601)	(9,746,860)
Total Stockholders’ Deficit	(179,237)	629,610
TOTAL LIABILITIES & STOCKHOLDER’S DEFICIT	$351,607	$1,055,996

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For three months ended September 30
	2023	2022
Revenues	25	$3,244
Cost of Revenues	44,417	96,122
Gross Profit	(44,392)	(92,878)

Operating Expenses
General & Administrative	40,808	169,943
Contract Labor	65	1,200
Depreciation and Amortization Expense	95	1,028
Professional Fees	190,660	217,826
Total Operating Expenses	231,628	389,997
Operating Loss	(276,020)	(482,875)
Other Income (Expense)
Gain on Digital Assets	-	-
Impairment Cost	(196)	(120)
Other Income	668	-
Gain on Debt Settlement	-	-
Loss on disposal of fixed assets	-	-
Interest Income	-	-
Interest Expense	-	-
Gain (Loss) on Change in Fair Value of Derivative Liability	-	-
Total Other Income (Loss)	473	(120)

Net Income (Loss)	(275,547)	$(482,994)

Net Income (Loss) Per Share, Basic and Diluted	-	$-

Weighted Average Shares Outstanding	117,580,489	108,704,629

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the nine months ended September 30
	2023	2022
Revenues	$3,442	$4,988
Cost of Revenues	$249,695	196,688
Gross Profit	$(246,253)	(191,700)

Operating Expenses
General & Administrative	$125,144	513,536
Contract Labor	$2,465	50,600
Depreciation and Amortization Expense	$1,175	3,083
Professional Fees	$608,152	747,360
Total Operating Expenses	$736,936	1,314,579
Operating Loss	$(983,189)	(1,506,279)
Other Income (Expense)
Gain on Digital Assets	$-	13,498
Impairment Cost	$(220)	(167,948)
Other Income	$668	-
Gain on Debt Settlement	$-	-
Loss on disposal of fixed assets	$-	-
Interest Income	$-	-
Interest Expense	$-	-
Gain (Loss) on Change in Fair Value of Derivative Liability	$-	-
Total Other Income (Loss)	$448	(154,450)

Net Income (Loss)	$(982,741)	$(1,660,729)

Net Income (Loss) Per Share, Basic and Diluted	$-	$-

Weighted Average Shares Outstanding	117,580,489	108,704,629

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statements of Cash Flows

(Expressed in U.S Dollars)

(Unaudited)

	For nine months Ended September 30,
	2023	2022
Operating Activities

Net Income (Loss)	$(982,741)	$(1,660,729)

Adjustment To Reconcile Net Loss to Net Cash Used In Operating Activities
Accounts Receivable	-	-
Due from Tebex	(147)	-
Digital Assets	-	-
Depreciation and Amortization	1,175	3,083
Loss on disposal of fixed assets	-	-
Change In Fair Value Of Derivative Liability	-	-
Stock based compensation	167,236	188,307
Gain on debt settlement	-	-
Gain on Digital Assets	-	(13,498)
Impairment Cost	220	167,948
Changes in operating assets and liabilities
Prepaid expenses	(4,270)	(11,895)
Accounts Payable	104,459	89,332

Net Cash Provided By (Used in) Operating Activities	(714,068)	(1,237,451)

Investing Activities

Purchase of Digital Assets	(724)	(4,480)
Selling Digital Assets	-	38,962
Reclass Digital Assets	(456)	1,955
Selling Property and Equipment	-	-
Purchase of Property and Equipment	-	-

Net Cash Provided By (Used in) Investing Activities	(1,180)	36,437

Financing Activities
Class B Stock: Preferred Stock converted to common		(1)
Common Stock: Conversion	6,657	5,180
Proceeds From Sale Of Preferred Stock CL D	-	-
Payment on Note Interest		(6,628)
Due To ViaOne Services	-	-

Net Cash Provided By (Used In) Financing Activities	6,657	(1,449)

Change in Cash and Cash Equivalents	(708,591)	(1,202,463)

Cash and Cash Equivalents, Beginning Of Period	931,868	2,407,966

Cash and Cash Equivalents, End Of Period	$223,277	$1,205,503

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Unpaid Property and Equipment Acquired	$-	$-
Common Shares Issued for Conversion Of Debt	$-	$-
Shares Issued For Acquisition Of Software	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

(Unaudited)

	Preferred Stock														Additional
	Class A		Class B		Class C		Class D		Class E		Common Stock		Warrants		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	7,500	8	19,296	19	1	1	-	-	57,663	58	110,923,593	110,923	3,333,333	333	10,265,129	(9,746,860)	$629,610

Stock Based Compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	2,218,965	2,219	-	-	74,927	-	77,146
Net Income (Loss)																(371,150)	(371,150)

Balance, March 31, 2023	7,500	8	19,296	19	1	1	-	-	57,663	58	113,142,558	113,142	3,333,333	333	10,340,056	(10,118,010)	335,606

Stock Based Compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	2,218,965	2,219	-	-	50,149	-	52,368
Net Income (Loss)																(336,045)	(336,045)

Balance, June 30, 2023	7,500	8	19,296	19	1	1	-	-	57,663	58	115,361,523	115,361	3,333,333	333	10,390,205	(10,454,054)	51,929

Stock Based Compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	2,218,965	2,219	-	-	42,161	-	44,380
Net Income (Loss)																(275,547)	(275,547)

Balance, September 30, 2023	7,500	8	19,296	19	1	1	-	-	57,663	58	117,580,488	117,580	3,333,333	333	10,432,365	(10,729,601)	(179,237)

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

(Unaudited)

	Preferred Stock														Additional
	Class A		Class B		Class C		Class D		Class E		Common Stock		Warrants		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	7,500	8	20,296	20	1	1	-	-	57,663	58	103,526,044	103,526	3,333,333	333	9,956,764	(7,638,959)	2,421,751

Stock Based Compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net income (Loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(467,105)	(467,105)

Balance, March 31, 2022	7,500	8	20,296	20	1	1	-	-	57,663	58	103,526,044	103,526	3,333,333	333	9,956,764	(8,106,064)	1,954,646

Conversion of preferred shares B to common shares
Net income (Loss)																(710,630)	(710,630)

Balance, June 30, 2022	7,500	8	20,296	20	1	1	-	-	57,663	58	103,526,044	103,526	3,333,333	333	9,956,764	(8,816,693)	1,244,016

Stock Based Compensation converted to common stock											5,177,585	5,179			188,307		193,486
Conversion of preferred shares B to common shares			(1,000)	(1)							1,000	1					-
Net Income (Loss)																(482,994)	(482,994)

Balance, September 30, 2022	-	8	19,296	19	1	1	-	-	57,663	58	108,704,629	108,706	3,333,333	333	10,145,071	(9,299,687)	954,508

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

In response to the production difficulties with the Minecraft and Roblox developers, the Company undertook a significant business development research project to determine what possible opportunities exist within the mobile gaming industry. After a lengthy review, the Company has entered into a multi-year strategic partnership with ViaOne Services Inc. to distribute Good Gaming mobile games to the Assist Wireless® and enTouch Wireless® customer bases. Assist Wireless and enTouch Wireless are operated and managed by ViaOne Services. The Company will also make its new mobile gaming experiences available through the Apple App Store® and Google Play™ Store. The Company has announced a development partnership with Arcadia Studios a division of partnership with Coeus Group of Companies. Coeus Solutions is Coeus Group of companies is a preeminent German software development group with a vision to deliver excellence in AI, Game, Web & Mobile Applications, and Digital Marketing solutions. In partnership with Codeus, the Company announced their first mobile game titled “Galactic Acres” slated to be released in early 2024. The Company has created a significant development schedule that will span multiple games over the next several years. In addition to a traditional mobile game experience, the Company has plans to create integrated Web3 gaming components powered by blockchain technology. The main mobile game will stand on its own as a dynamic entertainment experience while the Web3 integration will exist as an optional experience for the mobile players. Players can decide to participate in the Web3 experiences or play the traditional mobile game without taking part in the Web3 segments of the game. Along with the traditional mobile gaming experience these integrated Web3 gaming components will feature an expansive rewards tree to keep players engaged for many years. The Company will announce additional content for the mobile games roadmap when appropriate.

Going Concern

As of September 30, 2023, the Company had a working capital deficit of $293,818 and an accumulated deficit of $10,729,601. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated statements are unaudited and should be read in conjunction with the consolidated financial statements and related notes included in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 7, 2023.

The results for the nine months ended September 30, 2023 are not necessarily indicative of the operating results expected for the year ending December 31, 2023 or any other future period.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2023 and December 31, 2022, the Company had 10,000,000 and 10,000,000 potentially dilutive shares from outstanding convertible debentures, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of September 30, 2023 and 2022 as follows:

Description	Fair Value Measurements at September 30, 2023 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

Description	Fair Value Measurements at September 30, 2022 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

The carrying values of all our other financial instruments, which include accounts payable and accrued liabilities, and amounts due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $21,800 and $103,044 in advertising and promotion expenses in the three months ended September 30, 2023, and 2022, respectively.

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

3. Other Assets

Property and Equipment consisted of the following:

	September 30,
	2023	2022
Computers and servers	$22,285	$22,285

Accumulated Depreciation	(21,902)	(19,700)

	$383	$2,585

Depreciation expense for the three months ended September 30, 2023, and 2022 was $95 and $1,028, respectively.

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

As of September 30, 2023, the carrying value of the Company’s digital assets was $114,050 compared to $113,541 on September 30, 2022, which reflects $196 impairment charges for the three months ending September 30, 2023 and $120 on September 30, 2022.

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

6. Derivative Liabilities

The following inputs and assumptions were used to value the convertible debentures outstanding during the years ended September 30, 2023 and September 30, 2022:

The projected annual volatility for each valuation period was based on the historic volatility of the Company of 0% and 0% at September 30, 2023 and 2022, respectively. The risk free rate was 0% and 0% on September 30, 2023 and 2022, respectively.

A summary of the activity of the derivative liability is shown below:

Balance, September 30, 2021	$16,508,750
Change in value	(16,508,750)
Balance, September 30, 2022	-
Change in value	-
Balance, September 30, 2023	-

7. Common Stock

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

Share Transactions for the Quarter Ended September 30, 2023:

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

On July 21, 2023, the Company issued 739,655 Company’s common stock to ViaOne employees as stock based compensation.

On August 10, 2023, the Company issued 739,655 Company’s common stock to ViaOne employees as stock based compensation.

On September 19, 2023, the Company issued 739,655 Company’s common stock to ViaOne employees as stock based compensation.

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

As of September 30, 2023, we had 7,500 shares of our Series A preferred stock, 19,296 shares of Series B preferred stock, 1 shares of Series C Preferred Stock, and 0 shares of Series D Preferred Stock, and 57,663 shares of Series E preferred stock issued and outstanding.

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

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any share of Series D preferred stock issued and outstanding as of September 30, 2023.

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

As of September 30, 2023, the Company doesn’t owe anything to ViaOne Services.

The Company’s Chairman and Chief Executive Officer is also the Chairman of ViaOne.

11. Income Taxes

The Company has a net operating loss carried forward of $5,950,839 available to offset taxable income in future years until the end of the fiscal year of 2030.

The significant components of deferred income tax assets and liabilities at September 30, 2023 and 2022 are as follows:

	2023	2022
Net Operating Loss Carryforward	$1,249,676	$949,956

Valuation allowance	(1,249,676)	$(949,956)

Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2023	2022
Income tax recovery at statutory rate	$57,865	$101,429

Valuation allowance change	(57,865)	$(101,429)

Provision for income taxes	$-	$-

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

On July 23, 2023, the Company issued a press release announcing the partnership with ViaOne Services. Through this cooperation, ViaOne Services’ Assist Wireless® and enTouch Wireless® customer bases will receive state-of-the-art mobile gaming experiences. Additionally, the Company will release its new mobile games on the Google PlayTM Store and Apple App Store®. By combining Web3 technology with extremely engaging mobile gaming experiences, this creative partnership seeks to completely transform the gaming industry and bring in a new era of gaming pleasure.

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

In July 2023, the Company entered into a multi-year strategic partnership with ViaOne Service Inc. to develop and distribute mobile games across ViaOne’s group of companies. These mobile games will be integrated as pre-installed software into the UI of the mobile phones. The Company plans to develop distribution and engagement strategies to create added value for ViaOne-managed companies. The first mobile game is set to be released in late 2023. The Company will announce its expanded mobile game release schedule when appropriate. The ViaOne Services partnership promises to potentially result in our games being pre-installed on millions of devices distributed nationwide. We are confident our shared vision will create transformative opportunities in the mobile gaming space, further advancing us toward our goal as a recognized leader in the space.

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

As mentioned previously, a strategic partnership with ViaOne Services, enables us to extend our mobile gaming market reach past traditional app stores to include the vast customer bases of Assist Wireless and enTouch Wireless. The customer bases of Assist Wireless and enTouch Wireless represent the pre-installation of Good Gaming mobile games on more than 100,000 mobile phones a month. This installation collaboration creates unique revenue-sharing opportunities for both Good Gaming and the ViaOne-managed companies through various types of embedded advertising initiatives and dynamic in-app purchases as well as engaging community building experiences. Pre-installation of our gaming experiences allow us to quickly deploy and update our games and continually incentivize players to engage with our products without the cumbersome step of asking players to manually continually update a game. As part of our strategic partnership with ViaOne Service, the Company has developed a multi-year content strategy within our gaming experiences which will continue our efforts to bring the Company’s intellectual properties to mobile and Web3. The Company plans to release multiple interconnected mobile games and Web3 experiences featuring our “MicroBuddies™”, and “Super Craft Brothers Brawl™” intellectual properties. The Company plans to introduce new intellectual properties featuring exciting characters and storylines as part of our upcoming mobile game releases.

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

Results of Operations

The three months ended September 30, 2023, as compared to September 30, 2022

● Operating Revenues

We have generated $25 in revenue in the three months ended September 30, 2023, and $3,244 in revenue in the three months ended September 30, 2022, which reflects a decrease of $3,219 or 99.22%. The decrease in revenue was due to the Company’s focus shifted to developing new mobile games for Assist Wireless and enTouch Wireless customers.

● Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2023, were $231,628 compared with $389,997 for the three months ended September 30, 2022, which reflects a decrease of $158,369 or 40.6%. The decrease in expenses was due to changes in advertising and promotion, general administrative fees and contract labor costs.

During the three months ended September 30, 2023, the Company recorded a net loss of $275,547 compared with a net loss of $482,995 for the three months ended September 30, 2022, which reflects a decrease in net loss of $207,448 or 43%. The decrease in net loss was due to a decrease in professional fees, advertising and promotion and administrative expenses.

The nine months ended September 30, 2023 as compared to September 30, 2022

● Working Capital

	September 30, 2023	September 30, 2022
Current Assets	$237,027	$1,226,730

Current Liabilities	530,844	388,347

Working Capital (Deficit)	$(293,818)	$838,384

● Operating Revenues

We have generated $3,442 in revenue in the nine months ended September 30, 2023 and $4,988 in the nine months ended September 30, 2022, which reflects a decrease of $1,546 or 31%. The decrease in revenue was attributed to the Company’s focus shifted towards the development of new mobile games for Assist Wireless and enTouch Wireless customers.

● Operating Expenses and Net Loss

Operating expenses for the nine months ended September 30, 2023 were $736,936 compared with $1,314,579 for the nine months ended September 30, 2022, which reflects a decrease of $577,643 or 43.9%. The decrease in expenses was attributable to a change in advertising and promotion, general administrative fees, and contract labor costs.

During the nine months ended September 30, 2023, the Company recorded net loss of $982,741 compared with a net loss of $1,660,729 for the nine months ended September 30, 2022, which reflects a decrease of $677,988 or 41%. The decrease in net loss was attributed to a decrease in professional fees, advertising and promotions, and administrative fees.

● Liquidity and Capital Resources

As of September 30, 2023, the Company’s cash balance consisted of $223,277 compared to cash balance of $1,205,502 as of September 30, 2022. The decrease in the cash balance was attributed to the expenses paid for day-to-day activities. As of September 30, 2023, the Company had $351,607 in total assets compared to total assets of $1,342,856 at September 30, 2022. The decrease in total assets was attributed to cash paid for daily operations and the impairment cost associated with the digital assets.

As of September 30, 2023, the Company had total liabilities of $530,844 compared with total liabilities of $388,349 as of September 30, 2022. The increase in liabilities was attributable to the operating expenses to be paid in coming months.

As of September 30, 2023, the Company has a working capital deficit of $293,818 compared with a working capital of $838,384 as of September 30, 2022. The decrease in working capital is due to a decline in cash expended for day to day activity as well as the impairment cost associated with the digital assets.

Cash flow from Operating Activities

During the nine months ended September 30, 2023, the Company used $714,068 of cash for operating activities compared to the use of cash in an amount of $1,237,451 for operating activities during the nine months ended September 30, 2022, which reflects a decrease of $523,383 or 42%. The decrease in the use of cash for operating activities was attributed to the company’s decrease in advertising and promotions and management fees.

Cash flow from Investing Activities

The Company used $1180 in cash in investing activities during the nine months ended September 30, 2023 and $36,437 cash generated during September 30, 2022. The decrease of $37,617 in cash used in investing activities was attributed to the Company’s decision on not purchasing any new digital assets and focus on the development of new mobile games.

Cash flow from Financing Activities

During the nine months ended September 30, 2023, the Company generated $6,657 in financing activities compared to $1,449 cash used during the nine months ended September 30, 2022, which reflects an increase of $8,106. The increase in proceeds from financing activities was due to the employee stock issuance in 2023.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the nine-month period ended September 30, 2023 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be led by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

There were no issuance of unregistered sales of equity securities during the nine months ended September 30, 2023.

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

Good Gaming, Inc.
(the “Registrant”)
Nov 14, 2023
	BY:	/s/ David B. Dorwart
David B. Dorwart
Chief Executive Officer
(Principal Executive Officer)

