Form 10-K/A
period 2022-12-31
GOOD GAMING, INC.
filed 2023-11-16
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K/A

(Amendment No. 2)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 113,142,559 as of April 7, 2023.

Explanatory Note

Good Gaming, Inc. (together with its subsidiary, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this Amendment No. 2 (“Amendment No. 2” or “Form 10K/A”) to its Annual Report on Form 10-K for the period ended December 31, 2022, originally filed on April 7, 2023 (the “Original Form 10-K”), solely to include the audit opinion for the period ended December 31, 2021 with the audit opinion for the period ended December 31, 2022. No other changes have been made to the Form 10K.

Except as described above, no attempt has been made in this Amendment No. 2 to modify or update the other disclosures in the Original Form 10-K. Amendment No. 2 continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K. Accordingly, Amendment No. 2 should be read in conjunction with the Original Form 10-K.

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

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

	Preferred Stock										Common Stock		Warrants		Additional
	Class A		Class B		Class C		Class D		Class E						Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	7,500	8	68,997	69	1	1	-	-	-	-	65,374,031	65,374	-	-	4,282,629	(7,977,367)	(3,629,286)
Conversion of preferred shares B to common shares	-	-	(50,381)	(51)	-	-	-	-	-	-	10,076,200	10,076	-	-	(10,025)	-	-
Stock Based Compensation	-	-	-	-	-	-	-	-	-	-	5,085,000	5,085	-	-	127,165	-	132,250
Conversion of Debt to Preferred Stock CL E shares	-	-	-	-	-	-	-	-	57,663	58	-	-	-	-	2,915,691	-	2,915,749
Conversion of Debt to Preferred Stock CL B shares	-	-	1,680	2	-	-	-	-	-	-	-	-	-	-	13,438	-	13,440
Conversion of Debt to Common shares	-	-	-	-	-	-	-	-	-	-	1,257,476	1,258	-	-	15,982	-	17,240
Proceeds from issuance of warrants	-	-	-	-	-	-	-	-	-	-	-	-	4,811,181	481	721,344	-	721,825
Proceeds issuance of common stock	-	-	-	-	-	-	-	-	-	-	15,922,156	15,922	-	-	2,372,401	-	2,388,323
Conversion of warrants to common stock	-	-	-	-	-	-	-	-	-	-	5,811,181	5,811	(1,477,848)	(148)	(5,663)		-
Equity issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(476,198)	-	(476,198)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	338,408	338,408

Balance, December 31, 2021	7,500	8	20,296	20	1	1	-	-	57,663	58	103,526,044	103,526	3,333,333	333	9,956,764	(7,638,959)	2,421,751
Stock Based Compensation converted to common stock											7,396,549	7,396			308,364		315,760
Conversion of preferred shares B to common shares			(1,000)	(1)							1,000	1					-
Net Income (Loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,107,901)	(2,107,901)

Balance, December 31, 2022	7,500	8	19,296	19	1	1	-	-	57,663	58	110,923,593	110,923	3,333,333	333	10,265,128	(9,746,860)	629,610

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Notes to the Financial Statements

(expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

Good Gaming, Inc. (Formerly HDS International Corp.) (the “Company”) was incorporated on November 3, 2008, under the laws of the State of Nevada. The Company is a leading tournament gaming platform and online destination targeting over 250 million E-sports players and participants worldwide that want to compete at the high school or college level. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any substantial revenue to date. Beginning in 2018, the Company began deriving revenue by providing transaction verification services within the digital currency networks of cryptocurrencies. However, on December 12, 2018, the Company discontinued such transaction verification services by dissolving Crypto Strategies Group, Inc., its wholly-owned subsidiary. In 2021, the Company formulated a new plan to create a new game called “MicroBuddies™” that combines Ethereum ERC721 NFTs (Non-fungible tokens), non-standard ERC20 tokens (GOO™), and strategic gameplay to replicate and create unique and rare NFTs. The game is played online via the MicroBuddies website and blockchain transactions take place on the Polygon Network. The game was launched after beta testing in December of 2021. 2022 was a year of growth for our Company. In response to the crypto winter that began in early 2022 and continues today, the Company launched a series of new business development strategies. In mid-2022, the Company launched beta versions of its Minecraft Super Craft Brothers Brawl (“SCBB”) franchise on the Roblox platform. In 2023, the Company plans to launch the full game version of SCBB on Roblox after a great deal of feedback from the community. In late 2022, the Company also launched the beta version of “Treasure Island”; a Microbuddies themed Simulator game on Roblox. In 2023, the Company will also launch a full game version of Treasure Island after receiving a substantial amount of community feedback from the beta version launch. The company has announced two initiatives for the Roblox™ platform for 2023. The “Family Games by Good Gaming” will focus on publishing games for the “All Ages” segment on Roblox. The Company also announced the “Extreme” themed game segment. These titles will focus on offering a great deal of challenge to more advanced Roblox™ players. In 2023, the Company will return to its roots by hosting on-platform gaming tournaments on the Roblox™ platforms. Our gaming tournaments will usher in the beginning of our advertising and sponsorship efforts on the platform. More to come on this initiative in the near future.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 16, 2023.

Good Gaming, Inc.

By:	/s/ David B. Dorwart
David Dorwart
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David B. Dorwart
David Dorwart	Chief Executive Officer and Chairman of the Board	November 16, 2023

/s/ Domenic Fontana
Domenic Fontana	Chief Financial Officer and Director	November 16, 2023

/s/ Jordan Axt
Jordan Axt	Chief Marketing Officer and Director	November 16, 2023

/s/ David Sterling
David Sterling	Chief Operating Officer and Director	November 16, 2023

