Form 10-K/A
period 2022-12-31
GOOD GAMING, INC.
filed 2023-12-01
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K/A

(Amendment No. 3)

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

Explanatory Note

Good Gaming, Inc. (together with its subsidiary, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this Amendment No. 3 (“Amendment No. 3” or “Form 10K/A”) to its Annual Report on Form 10-K for the period ended December 31, 2022, originally filed on April 7, 2023 (the “Original Form 10-K”), solely to include exhibit 23.1, Consent of Independent Registered Public Accounting Firm, detailing the consent for all applicable Form S-8

Except as described above, no attempt has been made in this Amendment No. 3 to modify or update the other disclosures in the Original Form 10-K. Amendment No. 3 continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K. Accordingly, Amendment No. 3 should be read in conjunction with the Original Form 10-K.

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

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

	Preferred Stock										Common Stock		Warrants		Additional
	Class A		Class B		Class C		Class D		Class E						Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	7,500	8	68,997	69	1	1	-	-	-	-	65,374,031	65,374	-	-	4,282,629	(7,977,367)	(3,629,286)
Conversion of preferred shares B to common shares	-	-	(50,381)	(51)	-	-	-	-	-	-	10,076,200	10,076	-	-	(10,025)	-	-
Stock Based Compensation	-	-	-	-	-	-	-	-	-	-	5,085,000	5,085	-	-	127,165	-	132,250
Conversion of Debt to Preferred Stock CL E shares	-	-	-	-	-	-	-	-	57,663	58	-	-	-	-	2,915,691	-	2,915,749
Conversion of Debt to Preferred Stock CL B shares	-	-	1,680	2	-	-	-	-	-	-	-	-	-	-	13,438	-	13,440
Conversion of Debt to Common shares	-	-	-	-	-	-	-	-	-	-	1,257,476	1,258	-	-	15,982	-	17,240
Proceeds from issuance of warrants	-	-	-	-	-	-	-	-	-	-	-	-	4,811,181	481	721,344	-	721,825
Proceeds issuance of common stock	-	-	-	-	-	-	-	-	-	-	15,922,156	15,922	-	-	2,372,401	-	2,388,323
Conversion of warrants to common stock	-	-	-	-	-	-	-	-	-	-	5,811,181	5,811	(1,477,848)	(148)	(5,663)		-
Equity issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(476,198)	-	(476,198)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	338,408	338,408

Balance, December 31, 2021	7,500	8	20,296	20	1	1	-	-	57,663	58	103,526,044	103,526	3,333,333	333	9,956,764	(7,638,959)	2,421,751
Stock Based Compensation converted to common stock											7,396,549	7,396			308,364		315,760
Conversion of preferred shares B to common shares			(1,000)	(1)							1,000	1					-
Net Income (Loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,107,901)	(2,107,901)

Balance, December 31, 2022	-	-	(1,000)	(1)	-	-	-	-	-	-	7,397,549	7,397	-	-	10,265,128	(2,107,901)	629,610

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

Balance Sheets, as of December 31, 2022 and 2021

Statements of Operations for the years ended December 31, 2022 and 2021

Statements of Cash Flows for the years ended December 31, 2022 and 2021

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2022 and 2021

Notes to the Financial Statements

(2) List of Financial Statement schedules included in Part IV hereof: None.

(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (2)
14.1	Code of Ethics (3)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 4, 2018.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed on March 24, 2009.
(3)	Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-k filed on March 29, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 1, 2023.

Good Gaming, Inc.

By:	/s/ David B. Dorwart
David Dorwart
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David B. Dorwart
David Dorwart	Chief Executive Officer and Chairman of the Board	December 1, 2023

/s/ Domenic Fontana
Domenic Fontana	Chief Financial Officer and Director	December 1, 2023

/s/ Jordan Axt
Jordan Axt	Chief Marketing Officer and Director	December 1, 2023

/s/ David Sterling
David Sterling	Chief Operating Officer and Director	December 1, 2023

