Form 10-K
period 2023-12-31
GOOD GAMING, INC.
filed 2024-04-01
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023,

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2023: $2,431,929. Shares of common stock held by each officer and director of the registrant on June 30, 2023 have been excluded in that such persons may be deemed to be affiliates.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 120,539,109 as of March 25, 2024.

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

PART I

ITEM 1. BUSINESS

General

The Company, incorporated on November 3, 2008, under the laws of the State of Nevada, aimed to become a leading tournament gaming provider and an online destination for over 250 million esports players worldwide looking to compete at the high school or college level. Operating as a developmental stage business with limited revenues and a history of operating losses, Good Gaming established the Good Gaming platform in early 2014 to address the need for a structured organization for amateur gamers.

Distinguishing itself by focusing on over 250 million “amateur” gamers, falling between professional and casual levels, Good Gaming became the first company to offer multi-game, multi-console services at the amateur esports level. The company completed its first closed public beta testing of its 2.0 tournament platform on May 4, 2016, and on February 18, 2016, acquired the assets of Good Gaming, Inc. from CMG Holdings Group, Inc., leading to executive changes with Vikram Grover as CEO and David Dorwart joining the Board.

David B. Dorwart became the Chairman and CEO on June 27, 2017, bringing over 35 years of start-up entrepreneurism and executive-level management. The Board further expanded with additions like Domenic Fontana and Jordan Axt, enhancing expertise in finance and branding. Eric Brown joined as the Chief Operating Officer on August 29, 2017.

Shifting focus to the Minecraft server in September 2017, the company explored partnerships related to LAN centers and Virtual Reality centers in December 2017. The acquisition of Crypto Strategies Group, Inc. in March 2018 marked Good Gaming’s entry into the cryptocurrency market, but it dissolved Crypto Strategies Group, Inc. on December 12, 2018.

In March 2019, the company discontinued Minecade and Olimpo servers, deciding to concentrate on core Good Gaming servers. Notably, in March 2021, the company formulated a plan for a new game, “MicroBuddies™,” combining Ethereum ERC721 NFTs and ERC20 tokens, launching the beta version in May 2021 and officially on December 17, 2021.

Several corporate changes occurred in 2021, including uplisting to OTCQB, a private placement to institutional investors, and amendments to the Articles of Incorporation. Notably, David Sterling was appointed as Chief Operating Officer on January 10, 2022.

In 2022, the Company diversified its development efforts by entering the Roblox gaming platform. As the year concluded, the Company launched Roblox adaptations of well-received Minecraft titles, namely Treasure Island,” incorporating the unique elements of “MicroBuddies™”. The strategic release allowed the Company to collect valuable player feedback, aiding in the ongoing refinement of both titles’ features and functionality.

The beta version of “Treasure Island,” a Microbuddies-themed Simulator game on Roblox. The Company has embarked on a robust development schedule, unveiling beta versions of its SCBB franchise on both the Minecraft™ PC platform and Roblox, a Prison variant for Minecraft™ PC, and various Microbuddies themed games on the Roblox platform.

However, the Company encountered substantial challenges related to developers, leading to missed updates, development complexities, and postponed product launches. Consequently, the Company has decided to temporarily halt Roblox and Minecraft development to conduct comprehensive reviews of platforms, developers, and marketing efforts. These evaluations aim to identify and address pain points in processes, paving the way for realistic expectations and enhanced gaming experiences that align with both the Company’s and customers’ expectations, ultimately contributing to improved financial performance and shareholder value.

In response to these challenges, the Company initiated an in-depth business development research project, exploring opportunities in the mobile gaming industry. Following the review, the Company forged a multi-year strategic partnership with ViaOne Services Inc. to distribute Good Gaming mobile games to the Assist Wireless® and enTouch Wireless® customer bases. Simultaneously, the Company plans to release its new mobile gaming experiences on popular platforms like the Apple App Store® and Google Play™ Store.

A significant development partnership with Arcadia Studios, a division of the Coeus Group of Companies, was also announced. Coeus Solutions, a leading German software development group, collaborated with the Company in this endeavor. The first mobile game resulting from this partnership, titled “Galactic Acres,” launched on February 16, 2024.

Technology

In 2016, the Company successfully launched its 2.0 tournament platform, conducting extensive internal tests and hosting large-scale tournaments in collaboration with The Syndicate, a renowned online gaming guild. With two closed public beta tournaments in May 2016 and numerous system refinements, the platform demonstrated smooth operation and scalability for up to 512,000 concurrent competitors. The system was further updated to accommodate team tournaments and cross-platform play among Gaming PC, Microsoft Xbox, and Sony PlayStation.

Throughout 2017, the Company hosted hundreds of tournaments, cultivating a dedicated customer base exceeding 30,000 members. The website expanded to include relevant content, generating nearly 100,000 unique visits per month. However, the decision was made to shift away from free tournaments and custom content, focusing on growing and monetizing the Minecraft server, which experienced substantial popularity.

In 2018, the acquisition of Minecade and Olimpo Minecraft servers significantly boosted revenues and traffic. A partnership with a prominent Minecraft influencer led to the highest monthly earnings within the Minecraft division by year-end.

Facing a downturn in the Minecraft sector in 2019, the Company temporarily suspended Minecade and Olimpo networks, concentrating efforts on upgrading the core Good Gaming server. The year involved infrastructure overhauls, innovations in SkyBlock and Prison game modes, and plans for a complete recode of the Minecade server.

By 2020, infrastructure upgrades were finalized, leading to the launch of the experimental Prison MMO mode and successful releases of new SkyBlock game modes. The implementation of a new workflow management style and consistent updates resulted in robust revenue growth, with the fall release of Prison marking the highest revenue-producing month of the year.

In 2021, the Company continued to enhance SkyBlock and Prison editions, experimenting with new release schedules and mechanics. The introduction of “MicroBuddies™,” a game combining NFTs and strategic gameplay on the Polygon Network, marked a significant milestone, launching in December 2021 after successful beta testing.

Expanding its development portfolio in 2022, the Company ventured into the Roblox gaming platform, releasing Roblox versions of popular Minecraft titles. Gathering crucial player feedback, the Company planned further development for both titles in 2023. Additional agreements, including a publishing deal with Roblox creator Joshua Mckittrick, were signed, and a family-themed brand, “Family Games presented by Good Gaming,” was established for the Roblox platform. Development partnerships with Meraki Studios and multiple releases were planned for 2023, featuring updates to the Minecraft 1.19 software version.

In 2024, the Company takes a significant step forward by entering the mobile gaming market with a focus on creating character and story driven, connected blockchain powered experiences. Our expansion into blockchain enhanced mobile gaming experiences will allow us to capitalize on the rapidly growing blockchain gaming player community. In 1Q 2024, the company launched a new intellectual property on mobile called “Galactic Acres™”. “Galactic Acres™” marks the beginning of a series of mobile games designed to not only offer engaging gameplay but also integrate blockchain experiences, fostering a deeper level of player engagement and exploring innovative revenue models within the mobile gaming space. By combining our existing initiatives with a focus on mobile gaming, and strategic utilization of blockchain technology, the Company is committed to a multi-pronged revenue model that diversifies our revenue streams across multiple platforms and technologies. We believe this diversified model will solidify Good Gaming’s position as a leader in the ever-evolving interactive entertainment landscape and create long tail revenue and profit opportunities.

Business Strategy

In the past, our management team’s business strategy was to be a full-service company providing best-in-class Esports gaming tournaments and Minecraft experiences. With the onset of the pandemic, the Esports industry has suffered a considerable amount of lost business opportunities. We were not immune to the effects of the pandemic on our Esports business. In addition, the size of the PC-based Minecraft gaming community has shrunk considerably. We have taken a hard look at both the Esports and Minecraft business verticals and determined that both strategies are no longer in the best interest of the company and our shareholders. We feel that both the Esports and Minecraft verticals do not have a significant upside in the future. As such, the Esports and Minecraft business verticals will not comprise a meaningful segment of our ongoing business strategy. We will not designate any future investment in either of these verticals for the foreseeable future.

With the rise in the popularity of cryptocurrency and blockchain technologies, the Company has decided to invest in the creation of its new game, “MicroBuddies™,” which combines Ethereum ERC721 NFTs (Non-fungible tokens), non-standard ERC20 tokens (GOO™), and strategic, long-tail web browser gameplay to replicate and create unique and collectible NFTs. ERC20 “GOO™” tokens are limited to use as in-game currency only. This strategy will enable us to enter the emerging NFT and blockchain gaming space. Initial revenues from “MicroBuddies™” will come from the sale of Nano Factory Tokens that will be used to synthesize generation 0 of “MicroBuddies™.” Ongoing “MicroBuddies™” revenues will be generated from a 5% royalty on all sales of “MicroBuddy™” NFTs in third-party marketplaces and a 0.01 MATIC per “MicroBuddy™” replication. In 2022, we will introduce additional initiatives around the “MicroBuddies™” intellectual property. We expect the ancillary “MicroBuddies™” initiatives to create consistent, recurring revenue over the life of the project.

In 2023, the Company encountered significant challenges related to Roblox™ and Minecraft™ game development and publishing initiative including developer issues, publishing delays due to platform integrations and functionality, and marketing strategy lapses. Consequently, the Company has decided to halt Roblox and Minecraft development until publishing to both platforms makes sense.

In 2023, the Company announced a strategic partnership with ViaOne Services Inc. to distribute Good Gaming mobile games to the Assist Wireless® and enTouch Wireless® the Company is committed to building connected mobile gaming experiences. We believe our pivot to mobile games featuring integrated Web3 experiences will lead to ongoing revenue and profit generation. The Company plans to integrate its intellectual properties into our mobile games in order to continue to build long lasting awareness across a global audience.

Our initial partnership with ViaOne Services, will feature integrated Web3 opportunities. These dynamic gaming experiences position us to capitalize on the vast potential of the evolving mobile gaming audience. Our initial strategic partnership with ViaOne Services allows us to embed our mobile games on over 80,000 phones per month by the end of 2024. Player acquisition is the most difficult aspect of game publishing. Our partnership with ViaOne Services will produce considerable exposure for our games to a massive player base and should supercharge our player acquisition effort.

Creating great games is all about telling compelling stories. We are continuing our “MicroBuddies™” story on mobile. We are expanding the “MicroBuddies™” brand beyond the initial browser based game by creating engaging mobile experiences featuring the “MicroBuddies™” IP. Our ambition doesn’t stop there! We’ve launched a brand-new IP on mobile. “Galactic Acres™” is our new IP featuring unique characters, stories, and Web3 enhanced experiences. “Galactic Acres™” is just the beginning – as we have announced a series of mobile games designed with dynamic player engagements through integrated blockchain experiences and innovative revenue models are planned for 2024 and beyond.

Intellectual Property

We announced “Galactic Acres™ “ as a new intellectual property for our first mobile game. “Galactic Acres™ “ features new characters, settings and stories to be featured throughout our mobile game releases and connected Web3 experiences.

Insurance Policies

We have an insurance policy through AXIS Insurance Company with the insurance coverage of up to $1,000,000.

Employees

We have three full-time consultants and four part-time contractors working on various Good Gaming initiatives. The full-time consultants consist of one Chief Operating Officer, one Gaming Director, and one Operations Manager. The part-time consultant team includes two QA staff, one Video Engineer, and a Marketing Coordinator. Pursuant to our Management Services Agreement with ViaOne Services LLC, certain ViaOne employees are considered consultants of the Company.

Offices

Our executive offices are at 415 McFarlan Rd, Suite 108, Kennett Square, PA 19501. Our phone is (844) 419-7445.

Corporate Information

Good Gaming, Inc. was incorporated in the State of Nevada on November 3, 2008. Our principal business address is 415 McFarlan Rd, Suite 108, Kennett Square, PA 19501. Our website address is www.good-gaming.com. The references to our website in this annual report are inactive textual references only. The information on our website is neither incorporated by reference into this annual report nor intended to be used in connection with this annual report.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the U.S. Securities Exchange Commission (the “SEC”). These filings are available to the public through the SEC’s website at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included unless otherwise specified, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not currently rent, lease, or own any real property.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading on the over-the-counter Bulletin Board on October 7, 2009.On closing of the OTCBB, the Company has been trading on the OTCQB marketplace, and currently trades under the symbol “GMER”. You should be aware that over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Following is a table of the high bid price and the low bid price for each quarter during the last two years.

2022	High Bid	Low Bid
First Quarter, Ending March 31	$0.1000	$0.0200
Second Quarter, Ending June 30	$0.0855	$0.0356
Third Quarter, Ending September 30	$0.0820	$0.0206
Fourth Quarter, Ending December 31	$0.0895	$0.0259

2023	High Bid	Low Bid
First Quarter, Ending March 31	$0.0505	$0.0251
Second Quarter, Ending June 30	$0.0450	$0.0166
Third Quarter, Ending September 30	$0.0270	$0.0140
Fourth Quarter, Ending December 31	$0.0155	$0.0087

Holders

As of March 25, 2024, we have 120,539,109 shares of our common stock issued and outstanding held by 93 stockholders of record.

As of March 25, 2024, we had 7,500 shares of Series A Preferred Stock issued and outstanding, 19,296 shares of Series B Preferred Stock issued and outstanding, 1 share of Series C Preferred Stock issued and outstanding, 0 share of Series D Preferred Stock issued and outstanding, and 57,663 shares of Series E Preferred Stock issued and outstanding.

Dividends

We have never declared or paid cash dividends. We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our directors. Moreover, our Series D shares have cumulative dividend preference.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price below $5. Securities are registered on certain national securities exchanges or quoted on the NASDAQ system which provides the current price and volume information. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading, (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws, (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price, (d) contains a toll-free telephone number for inquiries on disciplinary actions, (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks, and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

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

Common Stock

Our Articles of Incorporation authorize the Company to issue up to 100,000,000 shares of common stock, $0.001 par value. On May 3, 2018, the Company increased its authorized common shares from 100,000,000 to 200,000,000. Each holder of our common stock is entitled to one (1) vote for each share held on record on all voting matters we present for a vote of stockholders, including the election of directors. Holders of common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities, and there are no conversion rights or redemption or sinking fund provisions with respect to our common stock. All shares of the Company’s common stock are entitled to share equally in dividends from sources legally available when, and if, declared by the Company’s Board of Directors.

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

As of March 25, 2024, we had 7,500 shares of our Series A preferred stock, 19,296 shares of Series B preferred stock, 1 share of Series C preferred stock, 0 share of Series D preferred stock, and 57,663 shares of Series E preferred stock issued and outstanding.

The 7,500 issued and outstanding shares of Series A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each Series A Preferred Share. The 19,296 issued and outstanding shares of Series B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each Series B Preferred Share. The 57,663 issued and outstanding shares of Series E Preferred Stock are convertible into shares of common stock at a rate of 1,000 common shares for each Series E Preferred Share. If all our Series A, B and E Preferred Stock are converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 61,672,201 shares.

The one issued and outstanding shares of Series C Preferred Stock has voting rights equivalent to 51% of all shares entitled to vote and is held by ViaOne Services LLC, a Company controlled by our CEO.

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any shares of Series D preferred stock issued and outstanding as of March 25, 2024.

Holders of Series A, Series B, Series C, Series D and Series E have liquidation preference over common shareholders.

Options

We have not issued and do not have any outstanding options to purchase shares of our common stock.

Registration Rights

As of December 31, 2023, there are no other outstanding registration rights or similar agreements.

Convertible Securities

None.

Related Party Transactions

On November 30, 2016, ViaOne purchased a Secured Promissory Note equal to a maximum initial principal amount of $150,000 issued by the Company to ViaOne. As additional advances were made by ViaOne to the Company, the principal amount of the Note was increased to $225,000 and $363,000 by amendments dated January 31, 2017, and March 1, 2017, respectively.

On May 5, 2017, ViaOne delivered a default notice to the Company pursuant to Section 6 of the Note Purchase Agreement but has subsequently extended the due date and has increased the funding up to One Million ($1,000,000) dollars. After giving the Company a fifteen (15) day notice period to cure the default under the Stock Pledge Agreement, dated November 30, 2016, entered by and among the Company, CMG, and ViaOne (“Pledge Agreement”), ViaOne took possession of the Series C Stock, which was the subject of the Pledge Agreement.

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

On September 30, 2021, the Company entered into a new Employee Services Agreement with ViaOne effective as of September 1, 2021 (the “Effective Date”). For a monthly management fee of $42,000 (the “Monthly Management Fee”), ViaOne shall provide to the Company services related to the Company’s human resources, payroll, marketing, advertising, accounting, and financial services for a period of one year beginning on the Effective Date and automatically renewing for successive terms of one year each unless either party provides 90 days’ notice. ViaOne has the right to convert part or all of the Monthly Management Fee into shares of the Company’s common stock, par value $0.001 per share at a Conversion Rate equal to 125% of the Conversion Amount, divided by the Conversion Price. The Conversion Price means, with respect to the Management Fee, 85% of the volume weighted average price (“VWAP”) for the 5 trading days immediately prior to the date of the notice of conversion.

On September 30, 2021, the Company and ViaOne entered into a revolving convertible promissory note (the “Revolving Note”). The Company agrees to pay ViaOne the principal sum of $1,000,000 or such a smaller amount as ViaOne may advance to the Company from time to time under the Revolving Note, which is subject to a simple interest rate of 8% per annum and will expire earlier on demand or the third anniversary of the Original Issue Date. The Company granted ViaOne warrants to purchase the 1,000,000 shares of Common Stocks at an exercise price of $0.42, a premium of 20% to the closing bid price of the Common Stock the trading day prior to the execution of the Revolving Note. Payment of all obligations under the Revolving Note is secured by a security interest granted to ViaOne by the Company in all of the right, title and interest of the Company in all assets of the Company currently owned or acquired hereafter. The Revolving Note (and any unpaid interest or liquidated damages amount) may be converted into shares of Common Stock at a conversion price of eighty-five percent (85%) of the VWAP for the five (5) trading days immediately prior to the date of the notice of conversion. The Revolving Note contains customary events of default, including, among others, the failure by the Company to make a payment of principal or interest when due. Following an event of default, ViaOne is entitled to accelerate the entire indebtedness under the Revolving Note. The restrictions are also subject to certain additional qualifications and carve-outs, as set forth in the Revolving Note.

On December 31, 2021, the Company amended both the original and new Employee Service Agreements, Secured Promissory Note, and Revolving Convertible Promissory Note to allow for the conversion of Notes into shares of the Company’s Series E Preferred Stocks. Effective December 31, 2021, the original Employee Service Agreement was converted into 24,540 shares of the Company’s Series E Preferred Stocks and the new Employee Service Agreement was converted into 1,557 shares of the Company’s Series E Preferred Stocks. Additionally, the Secured Promissory Note and Revolving Convertible Note were converted into 24,836 and 6,730 shares of the Company’s Series E Preferred Stocks, respectively.

As of December 31, 2023, the Company owes ViaOne Services a total of $418,371, comprising $301,446 as part of the employee service agreement and $116,925 as vendor payment.

The Company’s Chairman and Chief Executive Officer are the Chairman of ViaOne.

Shares Eligible for Future Sale

As of March 25, 2024, we had 120,539,109 shares of our common stock issued and outstanding, a breakdown of which follows:

●	101,443,667 shares are freely tradable without restrictions (commonly referred to as the “public float”)
●	19,095,442 shares are currently subject to the restrictions and sale limitations imposed by Rule 144.

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

Transfer Agent

Our transfer agent is Securities Transfer Corporation with its principal address at 2901 N Dallas Parkway, Suite 380, Plano, TX 75093. Their phone number is (469) 633-0101. Investors may reach our transfer agent at info@stctransfer.com.

Recent Sales of Unregistered Securities

On July 26, 2022, William Crusoe converted 1,000 Class B shares into common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2023, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6. Reserved

None.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2023. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months from the date of issuance of these financial statements unless we obtain additional capital to pay our bills. This is because we have generated little revenue although revenue is anticipated to grow as we have completed the development of our website, sourced out suppliers for products to sell and sourced out customers to buy our products. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company and the revenue we generate from the sales of our products. We must raise cash to continue our project and build our operations.

Plan of Operation – Milestones

We are at an early stage of our new business operations focusing on integrated mobile and Web3 gaming experiences. Over the next twelve months, our primary target milestones include:

1	Continue to achieve growth in our Galactic Acres™ mobile game community while launching ancillary mobile gaming experiences. We will have announcements regarding our continuing plans over the next few months. .
2	Relaunch the NFT Breeding game MicroBuddies™. Expand revenue opportunities in the Web3 gaming segment. In 2024, the Company has plans to expand our player base through strategic partnerships beginning with the ViaOne Services distribution partnership.
3	The Company has plans to expand our efforts in the connected Web3 gaming space. We will have announcements regarding our efforts in the Web3 gaming space over the coming months.

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

Results of Operations

December 31, 2023 as compared to December 31, 2022

●	Working Capital

	December 31, 2023	December 31, 2022
Current Assets	$397,850	$941,348
Current Liabilities	520,277	426,385
Working Capital (Deficit)	$(122,427)	$514,963

●	Operating Revenues

We have generated $3,443 in revenue in 2023 and $9609 in revenue in the fiscal year of 2022, which reflects an decrease of $6,166 or 64.17%. The decline in revenue is attributable to the Company’s focus on developing a new game, Galactic Acres, and reduced activity on the Microbuddies game by customers.

●	Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2023 were $694,363 compared with $1,657,407 for the year ended December 31, 2022. The decrease in operating expenses in the amount of $963,044 or 58.11% is primarily attributed to strategic adjustments in professional fees, advertising and promotional expenditures, along with the reversal of insurance accrual.

During the year ended December 31, 2023, the Company recorded a net loss of $864,979 compared with a net loss of $2,107,901 for the year ended December 31, 2022. The decrease in net loss in the amount of $1,242,922 or 58.96% is attributed to a decrease in revenue and an increase in cost of revenue as the Company directed its efforts toward the development of a new game, Galactic Acres, partially offset by gains realized from the sale of digital assets.

●	Liquidity and Capital Resources

As of December 31, 2023, the Company’s cash balance consisted of $304,225 compared to cash balance of $931,868 as of December 31, 2022. The decrease in cash balance is attributed to the payment of operating expenses associated with day-to-day activities. As of December 31, 2023, the Company had $484,394 in assets compared to total assets of $1,055,996 as at December 31, 2022. The decrease in total assets is primarily attributed to the sale of digital assets and the utilization of cash for ongoing operational activities partially offset by acquisition of intangible assets.

As of December 31, 2023, the Company had total liabilities of $520,277 compared with total liabilities of $426,385 as of December 31, 2022. The increase in liabilities is attributed to operating expenses incurred for the day-to-day activities necessary to sustain and run the business.

As of December 31, 2023, the Company has a working deficit of $122,427 compared with a working capital of $514,963 as of December 31, 2022. The decrease in the working capital ascribed to the utilization of cash for operational needs and the sale of digital assets to support the ongoing sustainability of the business.

Cash flow from Operating Activities

During the year ended December 31, 2023, the Company used $783,879 of cash for operating activities as compared to the cash usage of $1,513,674 for operating activities during the year ended December 31, 2022. The decrease of cash usage by $729,796 or 48.21% is attributed to the company’s decision to curtail expenditures on advertising and promotions, professional fee, and contracted labor so the Company can focus on developing a new game, Galactic Acres.

Cash flow from Investing Activities

During the years ended December 31, 2023, the Company had $146,381 in cash from the investing activities compared to $39,400 in cash for the year ended December 31, 2022. The increase of $106,981 or 271.53% in cash in investing activities is ascribed to the sale of digital assets partially offset by acquisition of intangible assets.

Cash flow from Financing Activities

During the year ended December 31, 2023, the Company received $8,876 of proceeds from financing activities compared to $768 during the year ended December 31, 2022. The increase of $8,106 or 1053% in proceeds from financing activities is credited to the issuance of common stock to certain ViaOne Services employees in 2023.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our preferred shares to continue to fund our business operations. Issuance of additional shares will cause dilution to existing stockholders.

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

We regularly evaluate the accounting policies and estimates we use to prepare our financial statements. Management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed. We do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Smaller Reporting Company Status

We are a “smaller reporting company”, meaning that the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of the IPO is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. We may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K, and have reduced disclosure obligations regarding executive compensation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Good Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Good Gaming, Inc. (“the Company”) as of December 31, 2023, and December 31, 2022, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2023, and December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of the years ended December 31, 2023, and December 31, 2022, and the results of its operations and its cash flows for each of the years ended December 31, 2023, and December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring operating losses, had a working capital deficit of $122,427, and accumulated deficit of $10,611,838 as of December 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Other Matters

For the year ended December 31, 2023, the accompanying financial statements include a change in accounting estimate of accrued expenses that resulted in a $266,775 reduction in expenses from operations. The Financial Accounting Standards Board’s, ASC 250-10-45-17 requires specific financial statement disclosures to include the effect on income from operations, net income, and any related per-share amounts. See Note 2, Significant Accounting Policies for management disclosure of this change in estimate.

We have served as the Company’s auditor since 2022.

Houston, Texas

March 29, 2024
PCAOB ID: 6771

Good Gaming, Inc.

Balance Sheets

(Expressed in U.S. Dollars)

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and Cash Equivalents	$304,225	$931,868
Prepaid expenses	93,625	9,480
Total Current Assets	397,850	941,348
Digital Assets	4,597	113,091
Property and Equipment, Net	0	1,557
Due from Tebex	147	-
Intangible Assets, Net	81,800	-
TOTAL ASSETS	$484,394	$1,055,996
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$101,906	$426,385
Accounts Payable - Related Party	418,371	-
Derivative Liability	-	-
Notes Payable	-	-
Convertible Debentures, current	-	-
Notes Payable - ViaOne Services	-	-
Total Current Liabilities	520,277	426,385

Total Liabilities	520,277	426,385

Stockholders’ Deficit
Class A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8

Class B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 19,296 and 19,296 Shares, respectively	19	19

Class C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Shares	1	1

Class D Preferred Stock
Authorized: Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 0 Shares	-	-
Class E Preferred Stock
Authorized: Authorized: 2,750,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 57,663 Shares	58	58
Common Stock
Authorized: 200,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 119,799,454 and 110,923,594 Shares, respectively	119,799	110,924

Warrant	333	333
Additional Paid-In Capital	10,455,738	10,265,127
Accumulated Deficit	(10,611,838)	(9,746,860)
Total Stockholders’ Equity (Deficit)	(35,882)	629,610
TOTAL LIABILITIES & EQUITY (DEFICIT)	$484,394	$1,055,996

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statement of Operations

(Expressed in U.S Dollars)

	For the Years Ended December 31,
	2023	2022
Revenues	$3,443	$9,609
Cost of Revenues	293,234	305,574
Gross Profit	(289,791)	(295,965)
Operating Expenses
General & Administrative	(105,571)	588,469
Contract Labor	2,465	51,800
Depreciation and Amortization Expense	1,558	4,111
Professional Fees	795,911	1,013,027
Total Operating Expenses	694,363	1,657,407
Operating Loss	(984,154)	(1,953,372)
Other Income (Expense)
Gain on Digital Assets	120,887	13,498
Impairment Cost	(220)	(168,027)
Other Income	668	-
Other Expense	(2,160)	-
Total Other Income (Loss)	119,175	(154,529)
Net Income (Loss)	$(864,979)	$(2,107,901)
Net Income (Loss) Per Share, Basic and Diluted	$(0.01)	$(0.02)
Weighted Average Shares Outstanding	119,799,454	110,923,594

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Cash Flows

(Expressed in U.S Dollars)

	For Year End December 31,
	2023	2022
Operating Activities

Net Income (Loss)	$(864,979)	$(2,107,901)

Reconcilation of Non-Cash Financing and Investment Activites
Purchase of Digital Assets	(725)	(5,004)
Reclass Digital Assets	(456)	2,411
Write-off Digital Assets	2,160	-
Net Reconcilation of Non-Cash Financing and Investment Activites	979	(2,593)

Adjustment To Reconcile Net Loss to
Net Cash Used In Operating Activities
Due from Tebex	(147)	-
Depreciation and Amortization	1,558	4,111
Stock based compensation	190,609	308,364
Gain on Digital Assets	(120,887)	(13,498)
Impairment Cost	220	168,027
Changes in operating assets and liabilities
Prepaid expenses	(84,145)	(147)
Accounts Payable- Related Party	418,371	-
Accounts Payable	(324,479)	127,369

Net Cash Provided By (Used in) Operating Activities	(783,879)	(1,513,675)

Investing Activities
Selling Digital Assets	228,181	39,400
Purchase of Intangible Assets	(81,800)	-

Net Cash Provided By (Used in) Investing Activities	146,381	39,400

Financing Activities
Class B Stock: Preffered Stock	-	(1)
Common Stock: Conversion	8,876	7,398
Payment on Note Interest	-	(6,628)
Net Cash Provided By (Used In) Financing Activities	8,876	770

Change in Cash and Cash Equivalents	(627,643)	(1,476,098)

Cash and Cash Equivalents, Beginning Of Period	931,868	2,407,966

Cash and Cash Equivalents, End Of Period	$304,225	$931,868

Supplemental disclosure of cash flow information
None.

Non-Cash Investing And Financing Activities
None.

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

	Preferred Stock										Common Stock		Warrants		Additional
	Class A		Class B		Class C		Class D		Class E						Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	7,500	8	20,296	20	1	1	-	-	57,663	58	103,526,044	103,526	3,333,333	333	9,956,764	(7,638,959)	2,421,751
Conversion of preferred shares B to common shares	-	-	(1,000)	(1)	-	-	-	-	-	-	1,000	1	-	-	-	-	-
Stock Based Compensation	-	-	-	-	-	-	-	-	-	-	7,396,549	7,396	-	-	308,364	-	315,760
Net income (Loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,107,901)	(2,107,901)

Balance, December 31, 2022	7,500	8	19,296	19	1	1	-	-	57,663	58	110,923,593	110,923	3,333,333	333	10,265,128	(9,746,860)	629,610
Stock Based Compensation	-	-	-	-	-	-	-	-	-	-	7,396,549	8,876	-	-	190,609	-	199,486
Conversion of preferred shares B to common shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net Income (Loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(864,979)	(864,979)

Balance, December 31, 2023	7,500	8	19,296	19	1	1	-	-	57,663	58	118,320,142	119,799	3,333,333	333	10,455,737	(10,611,839)	(35,882)

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Notes to the Financial Statements

(expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

Good Gaming, Inc. (formerly HDS International Corp.) (the “Company”) was incorporated on November 3, 2008, under the laws of the State of Nevada. The Company operates as a leading tournament gaming platform and online destination, targeting over 250 million esports players and participants worldwide interested in competing at the high school or college level. While a substantial portion of the Company’s activities has involved developing a business plan, establishing contacts, and gaining visibility in the marketplace, it has not generated substantial revenue to date. Beginning in 2018, the Company started deriving revenue by providing transaction verification services within the digital currency networks of cryptocurrencies. However, on December 12, 2018, the Company discontinued such transaction verification services by dissolving Crypto Strategies Group, Inc., its wholly-owned subsidiary.

In 2021, we leveraged the rise of NFTs and blockchain technologies, in our “MicroBuddies™ release,” a novel game integrating NFTs, in-game tokens (“GOO™”), and browser-based gameplay. This innovative approach allows us to generate revenue through the sale of “Nano Factory Tokens” for creating first-generation “MicroBuddies™” NFTs, along with ongoing royalties on third-party marketplace sales and fees per NFT replication.

Building on our commitment to creating innovative entertainment experiences the Company made a strategic shift to adapt to the evolving gaming landscape by shifting from legacy gaming platforms to connected mobile gaming experiences. After developing and releasing beta versions of our gaming experiences for MineCraft and Roblox in early 2023, we recognized the growth limitations inherent in both platforms. We paused continued development and exited future plans for these platforms. Our focus turned to combining mobile gaming and emerging Web3 technologies within the blockchain gaming segments.

In 2024, the Company takes a significant step forward by entering the mobile gaming market with a focus on creating character and story driven, connected entertainment experiences. Our expansion into blockchain enhanced mobile gaming experiences will allow us to capitalize on potentially immense player bases. In 1Q 2024, the company launched a new intellectual property on mobile called “Galactic Acres™” In addition to “Galactic Acres™”, we are actively expanding the “MicroBuddies™” brand beyond its initial game by creating engaging mobile experiences, but we are not stopping with just “MicroBuddies™. “Galactic Acres™” marks the beginning of a series of mobile games designed to not only offer engaging gameplay but also integrate blockchain experiences, fostering a deeper level of player engagement and exploring innovative revenue models within the mobile gaming space. By combining our existing initiatives with a focus on mobile gaming, and strategic utilization of blockchain technology, the Company is committed to a multi-pronged approach that diversifies our revenue streams across platforms and technologies while building highly recognizable character and story driven gaming experiences for our player base. We believe this proactive strategy will solidify Good Gaming’s position as a leader in the ever-evolving interactive entertainment landscape.

Player acquisition is the greatest challenge faced by any developer/publisher. In 2024, we announced our first strategic distribution partnership with ViaOne Services. As part of our partnership with ViaOne Services, we plan to distribute our mobile games to ViaOne’s large player base. Our strategic partnership with ViaOne Services will allow us to embed our mobile games into the firmware of ViaOne phones so players will not have to spend any time or effort in finding and downloading our games.

Going Concern

These financial statements have been prepared on a going concern basis, implying that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date, has never paid any dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2023, the Company had a working deficit of $122,427.

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

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As per ASC 250-10-50-4, the effect on income from operations, net income, and any related per-share amounts of the current period should be disclosed for a change in estimate that affects several future periods and has a material impact. The Company’s change in estimate resulted in a $266,775 and $0.002 reduction in insurance expense and reduction in net loss per share respectively for the year ended December 31, 2023.

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

Derivative Liability

From time to time, the Company may issue equity instruments that may contain an embedded derivative instrument which may cause a derivative liability. A derivative liability exists on the date the equity instrument is issued when there is a contingent exercise provision. The derivative liability is recorded at its fair value calculated using an option pricing model. The fair value of the derivative liability is then calculated on each balance sheet date with the corresponding gains and losses recorded in the statement of operations.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. On December 31, 2023 and December 31, 2022, the Company had 10,000,000 and 10,000,000 potentially dilutive shares from outstanding convertible debentures, respectively.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Under ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision. Our policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of the income tax provision. The Company has no liability for uncertain tax positions. Unrecognized tax positions, if ever recognized in the not financial statements, are recorded in the statement of operations as part of the income tax provision. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of the income tax provision.

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

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the Statements of Operations and are expensed as incurred. The Company incurred $109,156 and $362,390 in advertising and promotion expenses in the years ended December 31, 2023 and 2022, respectively.

Revenue Recognition

Revenue is recognized in accordance with ASC 606. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.. Revenues primarily include revenues from microtransactions. Microtransaction revenues are derived from selling virtual goods to the Company’s players. Proceeds from the sales of virtual goods directly are recognized as revenues when a player uses the virtual goods.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the not financial statements unless otherwise disclosed. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Other Assets

Furniture and fixtures consisted of the following:

	December 31,
	2023	2022
Computers	$22,285	$22,285
Accumulated Depreciation	(22,285)	(20,727)
	$-	$1,558

Depreciation expense for the years ended December 31, 2023 and 2022 was $1,558 and $4,111, respectively.

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

As of December 31, 2023, the carrying value of the Company’s digital assets was $4,597, reflecting $220 in impairment charges. This is compared to the carrying value of $113,091 as of December 31, 2022, which reflected $168,027 in impairment charges.

5. Intangible assets

Good Gaming Inc. initiated the development of a new game, Galactic Acres, in 2023 eventually launching it on Google Play on February 17, 2024. During the preliminary development phase, expenses were recorded as incurred. Subsequently, in the development phase, the Company incurred costs from third-party services. These expenses were reclassified as Intangible Assets under ASC 350-40-30-1, permitting the capitalization of costs associated with obtaining computer software from third parties. The capitalized costs are being amortized over an estimated useful life of 5 years, using the straight-line method starting February 2024. The following summarizes the activity related to Intangible Assets during the year ended December 31, 2023, and the period ended December 31, 2022:

	December 31,
	2023	2022
Intangible Assets	$81,800	$-
Accumulated Amortization	-	-
	$81,800	$-

As of December 31, 2023, the capitalized costs related to intangible assets amounted to $0.

6. Common Stock

Equity Transactions for the Year Ended December 31, 2022:

On August 17, 2022, the Company issued 3,698,274 Company’s common stock to ViaOne employees as stock-based compensation.

On August 23, 2022, the Company issued 739,655 Company’s common stock to ViaOne employees as stock-based compensation.

On September 13, 2022, the Company issued 739,655 Company’s common stock to ViaOne employees as stock-based compensation.

On October 5, 2022, the Company issued 739,655 Company’s common stock to ViaOne employees as stock-based compensation.

On November 8, 2022, the Company issued 739,655 Company’s common stock to ViaOne employees as stock-based compensation.

On December 21, 2022, the Company issued 739,655 Company’s common stock to ViaOne employees as stock-based compensation.

Equity Transactions for the Year Ended December 31, 2023:

On January 30, 2023, the Company issued 739,655 Company’s common stock to ViaOne employees as stock-based compensation.

On February 15, 2023, the Company issued 739,655 Company’s common stock to ViaOne employees as stock-based compensation.

On March 15, 2023, the Company issued 739,655 Company’s common stock to ViaOne employees as stock-based compensation.

On April 14, 2023, the Company issued 739,655 Company’s common stock to ViaOne employees as stock-based compensation.

On May 18, 2023, the Company issued 739,655 Company’s common stock to ViaOne employees as stock-based compensation.

On June 15, 2023, the Company issued 739,655 Company’s common stock to ViaOne employees as stock-based compensation.

On July 21, 2023, the Company issued 739,655 Company’s common stock to ViaOne employees as stock-based compensation.

On August 10, 2023, the Company issued 739,655 Company’s common stock to ViaOne employees as stock-based compensation.

On September 19, 2023, the Company issued 739,655 Company’s common stock to ViaOne employees as stock-based compensation.

On October 10, 2023, the Company issued 739,655 Company’s common stock to ViaOne employees as stock-based compensation.

On November 13, 2023, the Company issued 739,655 Company’s common stock to ViaOne employees as stock-based compensation.

On December 18, 2023, the Company issued 739,655 Company’s common stock to ViaOne employees as stock-based compensation.

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

As of December 31, 2023, we had 7,500 shares of our Series A preferred stock, 19,296 shares of Series B preferred stock, 1 share of Series C preferred stock, 0 share of Series D preferred stock, and 57,663 shares of Series E preferred stock issued and outstanding.

The 7,500 issued and outstanding shares of Series A Preferred Stock are convertible into shares of common stock at a rate of 20 common shares for each Series A Preferred Share. The 19,296 issued and outstanding shares of Series B Preferred Stock are convertible into shares of common stock at a rate of 200 common shares for each Series B Preferred Share. The 57,663 issued and outstanding shares of Series E Preferred Stock are convertible into shares of common stock at a rate of 1,000 common shares for each Series E Preferred Share. If all our Series A, B and E Preferred Stock are converted into shares of common stock, the number of issued and outstanding shares of our common stock will increase by 61,672,201 shares.

The 1 issued and outstanding shares of Series C Preferred Stock has voting rights equivalent to 51% of all shares entitled to vote and is held by ViaOne Services LLC, a Company controlled by our CEO.

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any share of Series D preferred stock issued and outstanding as of December 31, 2023.

The Series A, Series B, Series C and Series D have liquidation preference to common shareholders.

8. Warrant

In connection with the $100,000 convertible debenture issued to HGT Capital, LLC (“HGT”), the Company issued HGT a warrant to purchase 100,000 shares of the Company’s common stock at $1.00 per share. This warrant was not exercised and expired April 15, 2020.

As part of the Private Placement funding, the Company issued two new warrants to Armistice Capital, LLC and Sabby Management to purchase 1,477,848 and 3,333,333 shares of the Company’s common stock at $0.20 per share, respectively. If the warrant is not exercised, it will expire May 17, 2027.

9. Related Party Transactions

On November 30, 2016, ViaOne purchased a Secured Promissory Note equal to a maximum initial principal amount of $150,000 issued by the Company to ViaOne. As additional advances were made by ViaOne to the Company, the principal amount of the Note was increased to $225,000 and $363,000 by amendments dated January 31, 2017, and March 1, 2017, respectively.

On May 5, 2017, ViaOne delivered a default notice to the Company pursuant to Section 6 of the Note Purchase Agreement but has subsequently extended the due date and has increased the funding up to One Million ($1,000,000) dollars. After giving the Company a fifteen (15) day notice period to cure the default under the Stock Pledge Agreement, dated November 30, 2016, entered by and among the Company, CMG, and ViaOne (“Pledge Agreement”), ViaOne took possession of the Series C Stock, which was the subject of the Pledge Agreement.

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

On September 30, 2021, the Company entered into a new Employee Services Agreement with ViaOne effective as of September 1, 2021 (the “Effective Date”). For a monthly management fee of $42,000 (the “Monthly Management Fee”), ViaOne shall provide to the Company services related to the Company’s human resources, payroll, marketing, advertising, accounting, and financial services for a period of one year beginning on the Effective Date and automatically renewing for successive terms of one year each unless either party provides 90 days’ notice. ViaOne has the right to convert part or all of the Monthly Management Fee into shares of the Company’s common stock, par value $0.001 per share at a Conversion Rate equal to 125% of the Conversion Amount, divided by the Conversion Price. The Conversion Price means, with respect to the Management Fee, 85% of the volume weighted average price (“VWAP”) for the 5 trading days immediately prior to the date of the notice of conversion.

On September 30, 2021, the Company and ViaOne entered into a revolving convertible promissory note (the “Revolving Note”). The Company agrees to pay ViaOne the principal sum of $1,000,000 or such a smaller amount as ViaOne may advance to the Company from time to time under the Revolving Note, which is subject to a simple interest rate of 8% per annum and will expire earlier on demand or the third anniversary of the Original Issue Date. The Company granted ViaOne warrants to purchase the 1,000,000 shares of Common Stocks at an exercise price of $0.42, a premium of 20% to the closing bid price of the Common Stock the trading day prior to the execution of the Revolving Note. Payment of all obligations under the Revolving Note is secured by a security interest granted to ViaOne by the Company in all of the right, title and interest of the Company in all assets of the Company currently owned or acquired hereafter. The Revolving Note (and any unpaid interest or liquidated damages amount) may be converted into shares of Common Stock at a conversion price of eighty-five percent (85%) of the VWAP for the five (5) trading days immediately prior to the date of the notice of conversion. The Revolving Note contains customary events of default, including, among others, the failure by the Company to make a payment of principal or interest when due. Following an event of default, ViaOne is entitled to accelerate the entire indebtedness under the Revolving Note. The restrictions are also subject to certain additional qualifications and carve-outs, as set forth in the Revolving Note.

On December 31, 2021, the Company amended both the original and new Employee Service Agreements, Secured Promissory Note, and Revolving Convertible Promissory Note to allow for the conversion of Notes into shares of the Company’s Series E Preferred Stocks. Effective December 31, 2021, the original Employee Service Agreement was converted into 24,540 shares of the Company’s Series E Preferred Stocks and the new Employee Service Agreement was converted into 1,557 shares of the Company’s Series E Preferred Stocks. Additionally, the Secured Promissory Note and Revolving Convertible Note were converted into 24,836 and 6,730 shares of the Company’s Series E Preferred Stocks, respectively.

As of December 31, 2023, the Company owes ViaOne Services a total of $418,371, comprising $301,446 as part of the employee service agreement and $116,925 as vendor payment.

The Company’s Chairman and Chief Executive Officer are the Chairman of ViaOne.

10. Income Taxes

The Company has a net operating loss carried forward of approximately $6,263,352 available to offset taxable income in future years which commence expiring in fiscal 2030.

The U.S. Tax Reform Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and business. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective January 1, 2018. Due to the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $80,329. Due to the full valuation allowance on the net deferred tax assets, there was a corresponding adjustment to the valuation allowance for this same amount. Therefore, there is no impact on the Company’s 2017 earnings for the law change.

The significant components of deferred income tax assets and liabilities at December 31, 2023 and 2022 are as follows:

	2023	2022
Net Operating Loss Carryforward	$452,708	$452,708
Valuation allowance	(452,708)	$(452,708)
Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of Canada (federal and provincial statutory rates) and of the United States (federal and state rates) of 21% to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2023	2022
Income tax recovery at statutory rate	$181,646	$442,659
Valuation allowance change	(181,646)	$(442,659)
Provision for income taxes	$-	$-

11. Commitments and Contingencies

None.

12. Acquisition and Discontinued Operations

None.

13. Subsequent Events

On January 26, 2024, the Company issued 739,655 Company’s common stock to ViaOne employees as stock-based compensation.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the criteria established in “Internal Control - Integrated Framework (2013) “ issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is the important entity-level control over the Company’s financial statements. Currently, the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – Until June 30, 2017, we did not maintain sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. From June 30, 2017 through December 31, 2023, due to the change in corporate officers and board of directors, we have implemented appropriate cash controls and enforced separation of accounting functions to appropriately maintain cash controls.

3.	We implemented appropriate information technology controls – As of December 31, 2023, we retain copies of all financial data and material agreements. There is a formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Due to the material weaknesses described above, we did not maintain effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

The Company has engaged in a merit business and has sufficient personnel available. Our Board of Directors, in particular, has established the following remediation measures in connection with the aforementioned deficiencies:

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

ITEM 9B. OTHER INFORMATION DATA

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors shall serve on the Board of Directors until their successors are elected and qualified. Our Board of Directors appoints our officers. The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position
David Dorwart	64	CEO, Director

Domenic Fontana	43	CFO, Director

Jordan Axt	43	CMO, Director

David Sterling	58	COO, Director

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date cause a change in our control. We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

David Dorwart, CEO and Director since June 27, 2017 and chairman since June 21, 2017

David Dorwart from January 2011 to the present, is the Chairman of the Board of Assist Wireless, a company based in Fort Worth, Texas that is a leading provider of lifeline phone service for individuals and families who qualify for government assistance. They are one of the fastest growing wireless providers in the telecommunications industry targeting the unbanked/underbanked and credit-challenged consumer demographic. In addition, Mr. Dorwart, since 2010, is the President and CEO of Acacia Energy, LLC. A provider of electric service to Customers in the Texas deregulated areas. Acacia Energy serves residential and small commercial businesses. Also since 2010, David Dorwart has been the CEO of PayGo Distributors, LLC, a distribution company with over 100 Independent Sales Organizations under their management. PayGO focuses on distributing prepaid Electric, Home Phone and Wireless Services to residential Customers within the United States. Since 2009, he has been the CEO of Britton & Associates, a full-service Construction Consulting Firm. They specialize in building claims and construction disputes throughout the United States. From 1999 to 2009, he was the Founder, President & CEO of dPi Teleconnect/dPi Energy, LLC. He graduated from University of Delaware with a B.S. in Business.

Domenic Fontana, CFO and Director since June 21, 2017

Domenic Fontana is currently Sr. Vice President of ViaOne Services and a board member. He is an experienced CPA and financial executive who has worked in progressively more advanced executive roles throughout his career. Having worked at Verizon, Ebay and now ViaOne Services, he has developed intimate and extensive knowledge of executive level management and the telecommunications industry. He has worked in all aspects of Finance, Accounting, Treasury, and Operations.

Jordan Axt, CMO and Director since June 21, 2017

Jordan Axt is a results-producing marketing professional with over 20 years of experience successfully developing marketing and branding strategies. Executives, colleagues, and journalists have consistently noted him for his specific expertise in bringing products and services online with a comprehensive digital go-to-market strategy. He has previously held executive level positions as Director of Marketing for ProfitPoint Inc. and Clutch Holdings LLC. He is Vice President of Marketing of ViaOne Services where he develops all marketing and customer acquisition strategies for 14 consumer facing brands.

David Sterling, COO and Director since January 10, 2022

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2017, we have not complied with such filing requirements applicable to our officers and directors. We plan to follow such filing requirements in the future.

Director Independence

We do not have any independent directors.

Family Relationships

There are no family relationships between any of the officers, directors, or consultants.

Conflicts of Interest

Our officers and directors are also officers/directors of ViaOne Services and therefore, will devote time to projects that do not involve us.

Compensation of Directors

Members of our Board of Directors are not compensated for their services as directors. The Board has not implemented a plan to award options to any directors. There are no contractual arrangements with any Board of Directors member. We have no director service contracts. We do not currently have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David	2022	-0-	-0-	58,217	-0-	-0-	-0-	-0-	58,217
Dorwart, Chairman, CEO	2023	-0-	-0-	37,039	-0-	-0-	-0-	-0-	37,039

Domenic	2022	-0-	-0-	12,466	-0-	-0-	-0-	-0-	12,466
Fontana, CFO	2023	-0-	-0-	7,962	-0-	-0-	-0-	-0-	7,962

Jordan	2022	-0-	-0-	12,466	-0-	-0-	-0-	-0-	12,466
Axt, CMO	2023	-0-	-0-	7,962	-0-	-0-	-0-	-0-	7,962

David	2022	-0-	-0-	9,376	-0-	-0-	-0-	-0-	9,376
Sterling, COO	2023	-0-	-0-	5,946	-0-	-0-	-0-	-0-	5,946

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

Grants of Plan-Based Awards

There were no plan-based awards outstanding as of December 31, 2023.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2023:

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
Sterling

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors as of December 31, 2023.

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

There is no standing employment contract with the Company as of December 31, 2023.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 25, 2024 (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

Beneficial ownership is determined under SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of the date of the respective table. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the date of the respective table is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise noted, the business address of each beneficial owner listed is 415 McFarlan Road, Suite 108, Kennett Square, PA 19348. Except as otherwise indicated, the persons listed below have the sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

As of March 25, 2024, we had 120,539,109 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
David Dorwart(1)	8,027,826	6.66%
Domenic Fontana	1,178,960	0.98%
Jordan Axt	1,179,254	0.98%

David Sterling	507,058	0.42%
All officers and directors as a group (four persons)	10,893,098	9.04%

(1)	Held through ViaOne, SilverLinings Management, and Britton Associates in the respective amounts of 1,369,167 1,500,000 and 1,000,000 shares.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	26,627,348	$0.02	9,615,285
Equity compensation plans not approved by security holders	-	$-	-
Total	26,627,348	$0.02	9,615,285

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The shares owned by ViaOne and SilverLinings Management are deemed to be beneficially owned by our Chairman and CEO, David Dorwart, as he owns over 5% of shares. The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

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

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM

2023	$14,000	Victor Mokuolu CPA, PLLC
2022	$4,500	Victor Mokuolu CPA, PLLC

(2)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2023	$-	Victor Mokuolu CPA, PLLC
2022	$-	Victor Mokuolu CPA, PLLC

(3)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2023	$-	Victor Mokuolu CPA, PLLC
2022	$-	Victor Mokuolu CPA, PLLC

(4)	Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approved all accounting related activities prior to the performance of any services by any accountant or auditor.

(5)	The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) List of Financial statements included in Part II hereof:

Balance Sheets, as of December 31, 2023 and 2022

Statements of Operations for the years ended December 31, 2023 and 2022

Statements of Cash Flows for the years ended December 31, 2023 and 2022

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2023 and 2022

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

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2024.

Good Gaming, Inc.

By:	/s/ David B. Dorwart
David Dorwart
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David B. Dorwart
David Dorwart	Chief Executive Officer and Chairman of the Board	April 1, 2024

/s/ Domenic Fontana
Domenic Fontana	Chief Financial Officer and Director	April 1, 2024

/s/ Jordan Axt
Jordan Axt	Chief Marketing Officer and Director	April 1, 2024

/s/ David Sterling
David Sterling	Chief Operating Officer and Director	April 1, 2024

