Form 10-Q
period 2024-03-31
GOOD GAMING, INC.
filed 2024-05-16
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of March 31, 2024, there were 120,539,109 issued and outstanding shares of common stock of the registrant, par value $0.001.

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

3

PART 1

Item 1. Financial Statements

Good Gaming, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$158,316	$304,225
Accounts Receivable	118	0
Prepaid expenses	64,787	93,625
Total Current Assets	223,221	397,850

Digital Assets	4,597	4,597
Intangible Assets	105,118	81,800
Due from Tebex	0	147
TOTAL ASSETS	$332,936	$484,394
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$147,774	$101,906
Derivative Liability	-	-
Notes Payable	-	-
Convertible Debentures, current	-	-
Accounts Payable Related Party- ViaOne Services	568,443	418,371
Total Current Liabilities	716,217	520,277

Total Liabilities	716,217	520,277

Stockholders’ Deficit
Class A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Class B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 19,296 Shares	19	19
Class C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Share	1	1
Class D Preferred Stock
Authorized: Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 0 Shares	-	-
Class E Preferred Stock
Authorized: Authorized: 2,750,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 57,663	58	58

Common Stock
Authorized: 200,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 120,539,109	120,539	119,799
Warrant	333	333
Additional Paid-In Capital	10,462,765	10,455,738
Accumulated Deficit	(10,967,004)	(10,611,839)
Total Stockholders’ Deficit	(383,281)	(35,883)
TOTAL LIABILITIES & STOCKHOLDER’S DEFICIT	$332,936	$484,394

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statement of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the Quarter ended March 31
	2024	2023
Revenues	$183	$3,261
Cost of Revenues	72,364	128,324
Gross Profit	(72,181)	(125,063)

Operating Expenses
General & Administrative	106,688	40,359
Contract Labor	0	1,200
Depreciation and Amortization Expense	3,542	540
Professional Fees	172,754	203,988
Total Operating Expenses	282,984	246,087
Operating Loss	(355,165)	(371,150)

Net Income (Loss)	$(355,165)	$(371,150)

Net Income (Loss) Per Share, Basic and Diluted	$-	$-

Weighted Average Shares Outstanding	120,539,109	113,142,559

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statements of Cash Flows

(Expressed in U.S Dollars)

(Unaudited)

	For the Quarter Ended March 31,
	2024	2023
Operating Activities

Net Income (Loss)	$(355,165)	$(371,150)

Adjustment To Reconcile Net Loss to Net Cash Used In Operating Activities

Due from Tebex	147	(450)
Depreciation and Amortization	3,542	540
Stock based compensation	7,027	74,927
Changes in operating assets and liabilities
Prepaid expenses	28,838	(6,145)
Accounts Receivable	(118)
Accounts Payable - Related Party	150,072
Accounts Payable	45,868	(30,880)

Net Cash Provided By (Used in) Operating Activities	(119,789)	(333,158)

Investing Activities

Purchase of Digital Assets		(39)
Purchase of Intangible Assets	(26,860)
Reclass Digital Assets		(456)

Net Cash Provided By (Used in) Investing Activities	(26,860)	(495)

Financing Activities
Repayments of Preferred Stock Series D		-
Common Stock: Conversion	740	2,219
Payment on Note Interest	-	-
Due To ViaOne Services	-	-

Net Cash Provided By (Used In) Financing Activities	740	2,219

Change in Cash and Cash Equivalents	(145,909)	(331,435)

Cash and Cash Equivalents, Beginning Of Period	304,225	931,868

Cash and Cash Equivalents, End Of Period	$158,316	$600,433

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Conversion of Preferred Stock CL B to Common	$-	$-
Common Shares Issued for Conversion Of Debt	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

	Preferred Stock										Common Stock		Warrants		Additional
	Class A		Class B		Class C		Class D		Class E						Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	7,500	8	19,296	19	1	1	-	-	57,663	58	110,923,593	110,923	3,333,333	333	10,265,129	(9,746,860)	$629,610

Stock Based Compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	2,218,965	2,219	-	-	74,927	-	77,146
Net Income (Loss)																(371,150)	(371,150)

Balance, March 31, 2023	7,500	8	19,296	19	1	1	-	-	57,663	58	113,142,558	113,142	3,333,333	333	10,340,056	(10,118,010)	335,607

Balance, December 31, 2023	7,500	8	19,296	19	1	1	-	-	57,663	58	119,799,454	119,799	3,333,333	333	10,455,738	(10,611,839)	$(35,883)

Stock Based Compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	739,655	740	-	-	7,027	-	7,767.00

Net Income (Loss)																(355,165)	(355,165)

Balance, March 31, 2024	7,500	8	19,296	19	1	1	-	-	57,663	58	120,539,109	120,539	3,333,333	333	10,462,765	(10,967,004)	(383,281)

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

Going Concern

These financial statements have been prepared on a going concern basis, implying that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date, has never paid any dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of March 31,2024, the Company had a working capital deficit of $(492,996).

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

Certain reclassifications have been made to prior-year amounts to conform to the current period presentation.

As per ASC 250-10-50-4, the effect on income from operations, net income, and any related per-share amounts of the current period should be disclosed for a change in estimate that affects several future periods and has a material impact. The adjustment in the The Company’s estimate led to a decrease of $266,775 in insurance expenses and a reduction of $0.002 in net loss per share for the fiscal year ending December 31,2023. The Company’s change in estimate resulted in a $266,775 and $0.002 reduction in insurance expense and reduction in net loss per share respectively for the year ended December   31, 2023.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2024 and December 31, 2023, the Company had 10,000,000 and 10,000,000 potentially dilutive shares from outstanding convertible debentures, respectively.

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

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $72,674 and $34,102 in advertising and promotion expenses in the three months ended March 31, 2024 and 2023, respectively.

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

3. Other Assets

Property and Equipment consisted of the following:

	March 31,
	2024	2023
Computers and servers	$22,285	$22,285

Accumulated Depreciation	(22,285)	(21,267)

	$0	$1,018

Depreciation expense for the three months ended March 31, 2024 and 2023 was $0 and $540, respectively.

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

As of March 31, 2024, the carrying value of the Company’s digital assets was $4,597 compared to $113,586 on March 31, 2023.

5. Intangible assets

Good Gaming Inc. initiated the development of a new game, Galactic Acres, in 2023 eventually launching it on Google Play on February 17, 2024. During the preliminary development phase, expenses were recorded as incurred. Subsequently, in the development phase, the Company incurred costs from third-party services. These expenses were reclassified as Intangible Assets under ASC 350-40-30-1, permitting the capitalization of costs associated with obtaining computer software from third parties. The capitalized costs are being amortized over an estimated useful life of 5 years, using the straight-line method starting February 2024. The following summarizes the activity related to Intangible Assets during the period ended March 31, 2024, and the period ended March 31, 2023:

	March 31,
	2024	2023
Intangible Assets	$108,660	$-
Accumulated Amortization	(3,542)	-
	$105,118	$-

6. Common Stock

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

Share Transactions for the Quarter Ended March 31, 2024:

On January 26, 2024, the Company issued 739,655 Company’s common stock to ViaOne employees as stock based compensation.

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

As of March 31, 2024, we had 7,500 shares of our Series A preferred stock, 19,296 shares of Series B preferred stock, 1 shares of Series C Preferred Stock, and 0 shares of Series D Preferred Stock, and 57,663 shares of Series E preferred stock issued and outstanding.

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

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any share of Series D preferred stock issued and outstanding as of March 31, 2024.

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

9. Related Party Transactions

As of March 31, 2024, the Company owes ViaOne Services a total of $568,443, comprising $451,518 as part of the employee service agreement and $116,925 as vendor payment.

The Company’s Chairman and Chief Executive Officer are the Chairman of ViaOne.

10. Income Taxes

The Company has a net operating loss carried forward of $5,339,247 available to offset taxable income in future years until the end of the fiscal year of 2030.

The significant components of deferred income tax assets and liabilities at March 31, 2024 and 2023 are as follows:

	2024	2023
Net Operating Loss Carryforward	$1,117,700	$1,121,242

Valuation allowance	$(1,117,700)	$(1,121,242)

Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2024		2023
Income tax recovery at statutory rate	$		$77,941

Valuation allowance change			$(77,941)

Provision for income taxes		$-	$-

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

David B. Dorwart became the Chairman and CEO on June 27, 2017, bringing over 35 years of start-up entrepreneurism and executive-level management. The Board further expanded with additions like Jordan Axt, enhancing expertise in finance and branding. Eric Brown joined as the Chief Operating Officer on August 29, 2017.

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

On April 19, 2024, the Board of Directors of Good Gaming, Inc. accepted the resignation of chief financial officer and principal accounting officer Mr. Domenic Fontana. Mr. Fontana’s resignation was not the result of any dispute or disagreement with the Company or the Company’s Board of Directors on any matter relating to the operations, policies, or practices of the Company.

Simultaneously, on April 19, 2024, John D. “JD” Hilzendager, was appointed as Chief Financial Officer of the Company. Mr. Hilzendager in his role as Chief Financial Officer will report to David Dorwart, the Company’s Chief Executive Officer. Mr. Hilzendager has been designated as the Company’s Principal Accounting Officer.

The terms of Mr. Hilzendager’s employment will be covered under the Second Amendment to the Amended Employee Services Agreement Dated January 14, 2022, with ViaOne Services, LLC.

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

Employees

We have three full-time consultants and four part-time contractors working on various Good Gaming initiatives. The full-time consultants consist of one Chief Operating Officer, one Gaming Director, and one Operations Manager. The part-time consultant team includes a Marketing Coordinator. Pursuant to our Management Services Agreement with ViaOne Services LLC, certain ViaOne employees are considered consultants of the Company.

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

Plan of Operation – Milestones

We are at an early stage of our new business operations focusing on integrated mobile and Web3 gaming experiences. Over the next twelve months, our primary target milestones include:

1.	Continue to achieve growth in our Galactic Acres™ mobile game community while launching ancillary mobile gaming experiences. We will have announcements regarding our continuing plans over the next few months. .
2.	Relaunch the NFT Breeding game MicroBuddies™. Expand revenue opportunities in the Web3 gaming segment. In 2024, the Company has plans to expand our player base through strategic partnerships beginning with the ViaOne Services distribution partnership.
3.	The Company has plans to expand our efforts in the connected Web3 gaming space. We will have announcements regarding our efforts in the Web3 gaming space over the coming months.

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

Results of Operations

The three months ended March 31, 2024 as compared to March 31, 2023

● Working Capital

	March 31, 2024	March 31, 2023
Current Assets	$223,221	$616,058

Current Liabilities	716,217	395,505

Working Capital (Deficit)	$(492,996)	$220,553

● Operating Revenues

We have generated $183 in revenue in the three months ended March 31, 2024 and $3,261 in revenue in the three months ended March 31, 2023, which reflects a decrease of $3,078 or -94.4%. The decrease in revenue was attributed to the decision to halt Minecraft development.

● Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2024 were $282,984 compared with $246,087 for the three months ended March 31, 2023, which reflects an increase of $36,897 or 14.99% The increase in expenses was attributable to a change in advertising and promotion, general administrative fees, and contract labor costs.

During the three months ended March 31, 2024, the Company recorded a net loss of $355,165 compared with a net loss of $371,150 for the three months ended March 31, 2023, which reflects a decrease of $15,985 or 4.31%. The decrease in net loss was attributed to a decrease in cost of Revenue and professional fees, offset by an increase in advertising and promotion and administrative fees.

● Liquidity and Capital Resources

As of March 31, 2024, the Company’s cash balance consisted of $158,316 compared to cash balance of $600,433 as of March 31, 2023. The decrease in the cash balance was attributed to the expenses paid for day to day activities. As of March 31, 2024, the Company had $332,936 in total assets compared to total assets of $731,112 at March 31, 2023. The decrease in total assets was attributed to cash paid for daily operations and the impairment cost associated with the digital assets.

As of March 31, 2024, the Company had total liabilities of $716,217 compared with total liabilities of $395,505 as of March 31, 2023. The increase in liabilities was attributable to the operating expenses to be paid in coming months.

As of March 31, 2024, the Company has a working capital of ($492,996) compared with a working capital of $220,553 as of March 31, 2023. The decrease in working capital is due to a decline in cash expended for day to day activity as well as the impairment cost associated with the digital assets.

Cash flow from Operating Activities

During the three months ended March 31, 2024, the Company used $119,789 of cash for operating activities compared to the use of cash in an amount of $333,158 for operating activities during the three months ended March 31, 2023, which reflects a decrease of $213,369 or -64.04%. The decrease in the use of cash for operating activities was attributed to the company’s decrease in advertising and promotions and management fees.

Cash flow from Investing Activities

The Company used $26,860 in cash in investing activities during the quarter ended March 31, 2024 and $495 during March 31, 2023. The increase of $26,365 in cash used in investing activities was attributed to the Company’s acquisition of intangible assets.

Cash flow from Financing Activities

During the quarter ended March 31, 2024, the Company received $740 of proceeds from financing activities compared to $2,219 received during the year ended March 31, 2023, which reflects a decrease of $1,479. The decrease in proceeds from financing activities was due to the employee stock issuance in 2023.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

We regularly evaluate the accounting policies and estimates we use to prepare our consolidated financial statements. Management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the three-month period ended March 31, 2024 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be led by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings

To our best knowledge, we are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 1–A. Risk factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered sales of equity securities and use of proceeds

Other than as described below, there were no issuance of unregistered sales of equity securities during the three months ended March 31, 2024.

On January 26, 2024, the Company issued 739,655 Company’s common stock to ViaOne employees as stock based compensation.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other information

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Good Gaming, Inc.
(the “Registrant”)
May 16, 2024
	BY:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

