Form 10-Q
period 2024-06-30
GOOD GAMING, INC.
filed 2024-08-16
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of August 7, 2024, there were 125,552,548 issued and outstanding shares of common stock of the registrant, par value $0.001.

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

3

PART 1

Item 1. Financial Statements

Good Gaming, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$33,966	$304,225
Accounts Receivable	147	-
Prepaid expenses	35,950	93,625
Total Current Assets	70,063	397,850

Digital Assets	10,220	4,597
Intangible Assets	99,685	81,800
Due from Tebex	-	147
TOTAL ASSETS	$179,968	$484,394
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$94,056	$101,906
Accounts Payable Related Party- ViaOne Services	720,429	418,371
Total Current Liabilities	814,485	520,277

Total Liabilities	814,485	520,277

Stockholders’ Deficit
Class A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Class B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 19,296 Shares	19	19
Class C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Share	1	1
Class D Preferred Stock
Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 0 Shares	-	-
Class E Preferred Stock
Authorized: 2,750,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 57,663	58	58

Common Stock
Authorized: 200,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 124,316,908 at June 30, 2024 and 119,799,454 at December 31, 2023	124,317	119,799
Warrant	333	333
Additional Paid-In Capital	10,527,634	10,455,738
Accumulated Deficit	(11,286,887)	(10,611,839)
Total Stockholders’ Deficit	(634,517)	(35,883)
TOTAL LIABILITIES & STOCKHOLDER’S DEFICIT	$179,968	$484,394

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statements of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For three months ended June 30
	2024	2023
Revenues	$214	$155
Cost of Revenues	76,540	76,954
Gross Profit (Loss)	(76,326)	(76,799)

Operating Expenses
General & Administrative	58,612	43,977
Contract Labor	-	1,200
Depreciation and Amortization Expense	5,433	540
Professional Fees	185,135	213,504
Total Operating Expenses	249,180	259,221
Operating Loss	(325,506)	(336,020)
Other Income (Expense)
Gain on Digital Assets	5,654	-
Impairment Cost	(31)	(25)
Total Other Income (Loss)	5,623	(25)

Net Income (Loss)	$(319,883)	$(336,045)

Net Income (Loss) Per Share, Basic and Diluted	$-	$-

Weighted Average Shares Outstanding	124,316,908	115,361,524

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statements of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the six months ended June 30
	2024	2023
Revenues	$331	$3,416
Cost of Revenues	148,839	205,278
Gross Profit (Loss)	(148,508)	(201,862)

Operating Expenses
General & Administrative	165,299	84,337
Contract Labor	-	2,400
Depreciation and Amortization Expense	8,975	1,080
Professional Fees	357,889	417,492
Total Operating Expenses	532,163	505,308
Operating Loss	(680,671)	(707,170)
Other Income (Expense)
Gain on Digital Assets	5,654	-
Impairment Cost	(31)	(25)
Total Other Income (Loss)	5,623	(25)

Net Income (Loss)	$(675,048)	$(707,194)

Net Income (Loss) Per Share, Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	124,316,908	115,361,524

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc

Consolidated Statements of Cash Flows

(Expressed in U.S Dollars)

(Unaudited)

	For the six months ended June 30
	2024	2023
Operating Activities

Net Income (Loss)	$(675,048)	$(707,194)

Adjustment To Reconcile Net Loss to
Net Cash Used In Operating Activities

Due from Tebex	147	(125)
Depreciation and Amortization	8,975	1,080
Stock based compensation	71,896	125,076
Gain on Digital Assets	(5,654)	-
Impairment Cost	31	25
Changes in operating assets and liabilities
Prepaid expenses	57,675	7,110
Accounts Receivable	(147)	(16,504)
Accounts Payable - Related Party	302,058
Accounts Payable	(7,850)	(50,164)
Net Cash Provided By (Used in) Operating Activities	(247,917)	(640,697)

Investing Activities
Purchase of Intangible Assets	(26,860)	(55)
Reclass Digital Assets	-	(456)
Net Cash Provided By (Used in) Investing Activities	(26,860)	(511)

Financing Activities
Common Stock: Conversion	4,518	4,438
Net Cash Provided By (Used In) Financing Activities	4,518	4,438

Change in Cash and Cash Equivalents	(270,259)	(636,770)

Cash and Cash Equivalents, Beginning Of Period	304,225	931,868

Cash and Cash Equivalents, End Of Period	$33,966	$295,098

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Conversion of Preferred Stock CL B to Common	$-	$-
Common Shares Issued for Conversion Of Debt	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

	Preferred Stock										Common Stock		Warrants		Additional
	Class A		Class B		Class C		Class D		Class E						Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2023	7,500	8	19,296	19	1	1	-	-	57,663	58	119,799,454	119,799	3,333,333	333	10,455,738	(10,611,839)	$(35,883)

Stock Based Compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	739,655	740	-	-	7,027	-	7,767
Net Income (Loss)																(355,165)	(355,165)

Balance, March 31, 2024	7,500	8	19,296	19	1	1	-	-	57,663	58	120,539,109	120,539	3,333,333	333	10,462,765	(10,967,004)	(383,281)

Stock Based Compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	3,492,085	3,492	-	-	60,155	-	63,647
Issuance of Stock											285,714	286			4,714		5,000
Net Income (Loss)																(319,883)	(319,883)

Balance, June 30, 2024	7,500	8	19,296	19	1	1	-	-	57,663	58	124,316,908	124,317	3,333,333	333	10,527,634	(11,286,887)	(634,517)

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

	Preferred Stock										Common Stock		Warrants		Additional
	Class A		Class B		Class C		Class D		Class E						Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	7,500	8	19,296	19	1	1	-	-	57,663	58	110,923,593	110,923	3,333,333	333	10,265,129	(9,746,860)	$629,611

Stock Based Compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	2,218,965	2,219	-	-	74,927	-	77,146
Net Income (Loss)																(371,150)	(371,150)

Balance, March 31, 2023	7,500	8	19,296	19	1	1	-	-	57,663	58	113,142,558	113,142	3,333,333	333	10,340,056	(10,118,010)	335,607

Stock Based Compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	2,218,965	2,219	-	-	50,149	-	52,368
Net Income (Loss)																(336,045)	(336,045)

Balance, June 30, 2023	7,500	8	19,296	19	1	1	-	-	57,663	58	115,361,523	115,361	3,333,333	333	10,390,205	(10,454,054)	51,930

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

In 2024, the Company took a significant step forward by entering the mobile gaming market with a focus on creating character and story driven, connected entertainment experiences. Our expansion into blockchain enhanced mobile gaming experiences was aimed at allowing us to capitalize on potentially immense player bases. In Q1 2024, the company launched a new intellectual property on mobile called “Galactic Acres™” In addition to “Galactic Acres™”, we were expanding the “MicroBuddies™” brand beyond its initial game by creating engaging mobile experiences. “Galactic Acres™” was intended to be the beginning of a series of mobile games designed to not only offer engaging gameplay but also integrate blockchain experiences, with the intent of fostering a deeper level of player engagement and exploring innovative revenue models within the mobile gaming space. By combining our existing initiatives with a focus on mobile gaming, and strategic utilization of blockchain technology, the Company was committed to a multi-pronged approach with the intent of diversifying our revenue streams across platforms and technologies while building character and story driven gaming experiences for our player base.

Player acquisition is the greatest challenge faced by any developer/publisher. In Q1 2024, we announced our first strategic distribution partnership with ViaOne Services. As part of our partnership with ViaOne Services, we plan to distribute our mobile games to ViaOne’s large player base. Our strategic partnership with ViaOne Services will allow us to embed our mobile games into the firmware of ViaOne phones so players will not have to spend any time or effort in finding and downloading our games  .

Recognizing our focus on game distribution to mobile devices through our partnership with ViaOne Services, the Company formally exited the blockchain, Minecraft, and Roblox gaming spaces by selling all those assets and related intellectual property. The Company will continue with its plan to pre-load Galactic Acres and other successful games from various game developers and publishers. The Company will also seek to expand its footprint by creating additional partnerships with other telecommunications providers and device manufacturers.

Going Concern

These financial statements have been prepared on a going concern basis, implying that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date, has never paid any dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of June 30,2024, the Company had a working capital deficit of $744,422 and an accumulated deficit of $11,286,887.

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

As per ASC 250-10-50-4, the effect on income from operations, net income, and any related per-share amounts of the current period should be disclosed for a change in estimate that affects several future periods and has a material impact. The adjustment in the Company’s estimate led to a decrease of $266,775 in insurance expenses and a reduction of $0.002 in net loss per share for the fiscal year ending December 31,2023.

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

Derivative Liability

From time to time, the Company may issue equity instruments that may contain an embedded derivative instrument which may result in a derivative liability. A derivative liability exists on the date the equity instrument is issued when there is a contingent exercise provision. The derivative liability is recorded at its fair value calculated by using an option pricing model. The fair value of the derivative liability is then calculated on each balance sheet date with the corresponding gains and losses recorded in the statements of operations.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2024 and December 31, 2023, the Company had 10,000,000 and 10,000,000 potentially dilutive shares from outstanding convertible debentures, respectively.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. Unrecognized tax positions, if ever recognized in the consolidated financial statements, are recorded in the statements of operations as part of the income tax provision. Our policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of the income tax provision. The Company has no liability for uncertain tax positions. Unrecognized tax positions, if ever recognized in the consolidated financial statements, are recorded in the statements of operations as part of the income tax provision. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of the income tax provision. The Company has no liability for uncertain tax positions.

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

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $18,212 and $28,691 in advertising and promotion expenses in the three months ended June 30, 2024 and 2023, respectively.

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

3. Other Assets

Property and Equipment consisted of the following:

	June 30
	2024	2023
Computers and servers	$22,285	$22,285

Accumulated Depreciation	(22,285)	(21,807)

	$0	$478

Depreciation expense for the three months ended June 30, 2024 and 2023 was $0 and $540, respectively.

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

As of June 30, 2024, the carrying value of the Company’s digital assets was $10,220 compared to $113,577 on June 30, 2023, which reflects $31 impairment charges for the three months ending June 30, 2024 and $25 on June 30, 2023.

5. Intangible assets

Good Gaming Inc. initiated the development of a new game, Galactic Acres, in 2023 eventually launching it on Google Play on February 17, 2024. During the preliminary development phase, expenses were recorded as incurred. Subsequently, in the development phase, the Company incurred costs from third-party services. These expenses were reclassified as Intangible Assets under ASC 350-40-30-1, permitting the capitalization of costs associated with obtaining computer software from third parties. The capitalized costs are being amortized over an estimated useful life of 5 years, using the straight-line method starting February 2024. The following summarizes the activity related to Intangible Assets during the period ended June 30, 2024, and the period ended June 30, 2023:

	June 30
	2024	2023
Intangible Assets	$108,660	$-
Accumulated Amortization	(8,975)	-
	$99,685	$-

6. Common Stock

Share Transactions for the six months ended June 30, 2023:

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

Share Transactions for the six months ended June 30, 2024:

On January 26, 2024, the Company issued 739,655 Company’s common stock to ViaOne employees as stock based compensation.

On April 18, 2024, the Company issued 2,209,047 Company’s common stock to ViaOne employees as stock based compensation.

On May 3, 2024, the Company issued 641,519 Company’s common stock to ViaOne employees as stock based compensation.

On June 6, 2024, the Company issued 641,519 Company’s common stock to ViaOne employees as stock based compensation.

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

As of June 30, 2024, we had 7,500 shares of our Series A preferred stock, 19,296 shares of Series B preferred stock, 1 share of Series C Preferred Stock, and 0 shares of Series D Preferred Stock, and 57,663 shares of Series E preferred stock issued and outstanding.

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

The 1 issued and outstanding share of Series C Preferred Stock has voting rights equivalent to 51% of all shares entitled to vote and is held by ViaOne Services LLC, a Company controlled by our CEO.

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any share of Series D preferred stock issued and outstanding as of June 30, 2024.

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

9. Related Party Transactions

As of June 30, 2024, the Company owes ViaOne Services a total of $720,429, comprising $603,504 as part of the employee service agreement and $116,925 as vendor payment.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

10. Income Taxes

The Company has a net operating loss carried forward of $5,339,247 available to offset taxable income in future years until the end of the fiscal year of 2030.

The significant components of deferred income tax assets and liabilities at June 30, 2024 and 2023 are as follows:

	2024	2023
Net Operating Loss Carryforward	$1,117,700	$1,121,242

Valuation allowance	(1,117,700)	(1,121,242)

Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2024		2023
Income tax recovery at statutory rate	$		$77,941

Valuation allowance change	$		$(77,941)

Provision for income taxes		$-	$-

11. Commitments and Contingencies

None.

12. Acquisition and Discontinued Operations

In June 2024, the board evaluated the game platforms the Company has developed games on and decided to discontinue operations of all Microbuddies, Roblox, and Minecraft games and related assets to focus on preloaded game distribution through the Company’s partnership with ViaOne Services. The company sold these assets for $12,500 to Despawn, LLC in July of 2024 and officially exited all operations related to Blockchain/Crypto gaming, Minecraft, and Roblox. The asset sale included all game code, artwork, rights to use related trademarks, social media channels, and all other intellectual property related to the games developed on these platforms.

13. Subsequent Events

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to June 30, 2024 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

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

Simultaneously, on April 19, 2024, John D. “JD” Hilzendager was appointed as Chief Financial Officer of the Company. Mr. Hilzendager in his role as Chief Financial Officer will report to David Dorwart, the Company’s Chief Executive Officer. Mr. Hilzendager has been designated as the Company’s Principal Accounting Officer.

The terms of Mr. Hilzendager’s employment will be covered under the Second Amendment to the Amended Employee Services Agreement Dated January 14, 2022, with ViaOne Services, LLC.

In June 2024, the Company eliminated the positions of Chief Operating Officer, Gaming Director, and Operations Manager. In July 2024, the Company also sold all assets related to MicroBuddies™, all owned Minecraft Servers, and Roblox because those assets failed to generate revenue and were not actively maintained by the Company. This asset sale formally exited the Company from the blockchain, Minecraft, and Roblox gaming spaces.

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

Facing a downturn in the Minecraft sector in 2019, the Company temporarily suspended Minecade and Olimpo networks, concentrating efforts on upgrading the core Good Gaming server. The year involved infrastructure overhauls, innovations in SkyBlock and Prison game modes, and plans for a complete re-code of the Minecade server.

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

In 2024, the Company takes a significant step forward by entering the mobile gaming market, focusing on creating character and story-driven experiences. Our expansion into mobile gaming experiences will allow us to capitalize on the rapidly growing mobile gaming player community. In 1Q 2024, the company launched a new intellectual property on mobile called “Galactic Acres™”. In Q2, the Company began preparing the game for preinstallation in mobile devices. In Q2 Galactic Acres saw more than 10,000 downloads. By combining our existing initiatives with a focus on pre-installing mobile games, the Company is committed to a multi-pronged revenue model that diversifies our revenue streams. We believe this diversified model will solidify Good Gaming’s position as a leader in the ever-evolving interactive entertainment landscape and create long-tail revenue and profit opportunities.

Business Strategy

In the past, our management team’s business strategy was to be a full-service company providing best-in-class Esports gaming tournaments and Minecraft experiences. With the onset of the pandemic, the Esports industry has suffered a considerable amount of lost business opportunities. We were not immune to the effects of the pandemic on our Esports business. In addition, the size of the PC-based Minecraft gaming community has shrunk considerably. We have taken a hard look at both the Esports and Minecraft business verticals and determined that both strategies are no longer in the best interest of the company and our shareholders. We feel that neither the Esports nor Minecraft verticals will have a significant upside in the future. As such, the Esports and Minecraft business verticals will not comprise a meaningful segment of our ongoing business strategy. We will not designate any future investment in either of these verticals for the foreseeable future.

With the rise in the popularity of cryptocurrency and blockchain technologies, the Company had decided to invest in the creation of its new game, “MicroBuddies™,” which combines Ethereum ERC721 NFTs (Non-fungible tokens), non-standard ERC20 tokens (GOO™), and strategic, long-tail web browser gameplay to replicate and create unique and collectible NFTs. ERC20 “GOO™” tokens are limited to use as in-game currency only. This strategy enabled us to enter the emerging NFT and blockchain gaming space. Initial revenues from “MicroBuddies™” came from selling Nano Factory Tokens used to synthesize generation 0 of “MicroBuddies™.” Ongoing “MicroBuddies™” revenues were generated from a 5% royalty on all sales of “MicroBuddy™” NFTs in third-party marketplaces and a 0.01 MATIC per “MicroBuddy™” replication. In 2022, we introduced additional initiatives around the “MicroBuddies™” intellectual property. We expected the ancillary “MicroBuddies™” initiatives to create consistent, recurring revenue over the life of the project. However, due to fluctuations in cryptocurrency markets and the slow adoption of blockchain games, revenues underperformed, and we did not pursue additional opportunities with MicroBuddies™.

In 2023, the Company encountered significant challenges related to Roblox™ and Minecraft™ game development and publishing initiative, including developer issues, publishing delays due to platform integrations and functionality, and marketing strategy lapses. Consequently, the Company has decided to halt Roblox and Minecraft development until publishing to both platforms makes sense. The company sold these assets for $12,500 to Despawn, LLC in July of 2024 and officially exited all operations related to Blockchain/Crypto gaming, Minecraft, and Roblox. The asset sale included all game code, artwork, rights to use related trademarks, social media channels, and all other intellectual property related to the games developed on these platforms.

In 2023, the Company announced a strategic partnership with ViaOne Services Inc. to distribute Good Gaming mobile games to the Assist Wireless® and enTouch Wireless® the Company is committed to building connected mobile gaming experiences. We believe our pivot to mobile game publishing and pre-loading on mobile phones will lead to ongoing revenue and profit generation. The Company plans to integrate its intellectual properties into our mobile games in order to continue to build long-lasting awareness across a global audience.

These dynamic gaming experiences position us to capitalize on the vast potential of the evolving mobile gaming audience. Our initial strategic partnership with ViaOne Services allows us to embed our mobile games on over 40,000 phones per month by the end of 2024. Player acquisition is the most challenging aspect of game publishing. Our partnership with ViaOne Services will produce considerable exposure for our games to a massive player base and should supercharge our player acquisition effort.

In recognizing the vast potential of our partnership with ViaOne Services, the company has shifted focus toward creating partnerships with other game developers and partners to broker agreements that generate revenue by preloading their already successful games on ViaOne Services telecommunication company devices. The Company will also look to partner with other niche mobile telecommunications companies and device manufacturers to expand its footprint.

Employees

In shifting the focus toward pre-loading games, the full-time Chief Operating Officer, Gaming Director, and Operations Manager positions were eliminated, as were other external consultant positions. Pursuant to our Management Services Agreement with ViaOne Services LLC, certain ViaOne employees are considered consultants of the Company. ViaOne Services will continue day-to-day operations until it becomes necessary to create additional positions for the Company.

Offices

Our executive offices are at 415 McFarlan Rd, Suite 108, Kennett Square, PA 19501, and our phone number is (844) 419-7445.

Recently Issued Accounting Pronouncements

None.

RESULTS OF OPERATIONS

Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2023. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months from the date of issuance of these financial statements unless we obtain additional capital to pay our bills. This is because we have generated little revenue although revenue is anticipated to grow as we have completed the development of our game, Galactic Acres. We anticipate moving into the pre-loading phase through our partnership with ViaOne Services in the coming months. Accordingly, we must raise cash from sources other than operations. Our only other source of cash at this time is investments through our existing agreement with ViaOne Services and the revenue we generate from our products and services. We must raise cash to continue our project and build our operations.

Plan of Operation – Milestones

We are at an early stage of our new business operations focusing on pre-installing Galactic Acres and other games on mobile devices through our partnership with ViaOne Services.. Over the next twelve months, our primary target milestones include:

1.	Continue to achieve growth in our Galactic Acres™ mobile game community. We will have announcements regarding our continuing plans over the next few months.

2.	Measure the results of pre-installing games through a series of controlled tests.

3.	Seek additional game developers and publishers seeking player acquisition through having their game pre-installed on tens of thousands of devices.

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

Results of Operations

The six months ended June 30, 2024 as compared to June 30, 2023

● Working Capital

	June 30, 2024	June 30, 2023
Current Assets	$70,063	$313,972

Current Liabilities	814,485	376,222

Working Capital (Deficit)	$(744,422)	$(62,250)

● Operating Revenues

We have generated $331 in revenue in the six months ended June 30, 2024 and $3,416 in revenue in the six months ended June 30, 2023, which reflects a decrease of $3,085 or -90.31%. The decrease in revenue was attributed to the decision to halt marketing in pursuit of pre-loading games onto mobile devices.

● Operating Expenses and Net Loss

Operating expenses for the six months ended June 30, 2024 were $532,163 compared with $505,308 for the six months ended June 30, 2023, which reflects an increase of $26,855 or 5.31%. The increase in expenses was attributable to a change in advertising and promotion, general administrative fees, and contract labor costs associated with the development of Galactic Acres.

During the six months ended June 30, 2024, the Company recorded a net loss of $675,048 compared with a net loss of $707,194 for the six months ended June 30, 2023, which reflects a decrease of $32,146 or -4.55%. The decrease in net loss was attributed to a decrease in cost of Revenue and professional fees, offset by an increase in advertising and promotion, administrative and development fees.

● Liquidity and Capital Resources

As of June 30, 2024, the Company’s cash balance consisted of $33,966 compared to cash balance of $295,098 as of June 30, 2023. The decrease in the cash balance was attributed to the expenses paid for day to day activities and development. As of June 30, 2024, the Company had $179,968 in total assets compared to total assets of $428,152 at June 30, 2023. The decrease in total assets was attributed to cash paid for daily operations and the impairment cost associated with the digital assets.

As of June 30, 2024, the Company had total liabilities of $814,485 compared with total liabilities of $376,222 as of June 30, 2023. The increase in liabilities was attributable to the operating expenses to be paid in coming months.

As of June 30, 2024, the Company has a working capital deficit of $744,422 compared with a working capital deficit of $62,250 as of June 30, 2023. The decrease in working capital is due to a decline in cash expended for day to day activity as well as the impairment cost associated with the digital assets.

In Q2 2024, the Company faced challenges in maintaining adequate capital resources due to a significant decrease in cash and cash equivalents, resulting from lower-than-anticipated revenues and higher development costs. Despite efforts to optimize working capital management, our ability to access additional financing sources has been constrained by current market conditions. Management will utilize its existing agreement with ViaOne Services for working capital and is actively exploring alternative financing options to address these challenges and ensure sufficient liquidity for ongoing operations.

Cash flow from Operating Activities

During the six months ended June 30, 2024, the Company used $247,917 of cash for operating activities compared to the use of cash in an amount of $640,697 for operating activities during the six months ended June 30, 2023, which reflects a decrease of $392,780 or -61.31%. The decrease in the use of cash for operating activities was attributed to the company’s decrease in advertising and promotions and management fees.

Cash flow from Investing Activities

The Company used $26,860 in cash in investing activities during the six months ended June 30, 2024 and $511 during June 30, 2023. The increase of $26,349 in cash used in investing activities was attributed to the Company’s acquisition of intangible assets.

Cash flow from Financing Activities

During the six months ended June 30, 2024, the Company received $4,518 of proceeds from financing activities compared to $4,438 received during the six months ended June 30, 2023, which reflects an increase of $80. The increase in proceeds from financing activities was due to the change in employee stock issued offset by the issuance of shares to a consultant for payment in 2024.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the three-month period ended June 30, 2024 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be led by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

Other than as described below, there were no issuance of unregistered sales of equity securities during the three months ended June 30, 2024.

On April 18, 2024, the Company issued 2,209,047 Company’s common stock to ViaOne employees as stock based compensation.

On May 3, 2024, the Company issued 641,519 Company’s common stock to ViaOne employees as stock based compensation.

On June 6, 2024, the Company issued 641,519 Company’s common stock to ViaOne employees as stock based compensation.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other information

Rule 10b5-1 Trading Arrangement

During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Good Gaming, Inc.
(the “Registrant”)
August 15, 2024
	BY:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

