Form 10-Q
period 2024-09-30
GOOD GAMING, INC.
filed 2024-11-14
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of November 11, 2024, there were 127,336,911 issued and outstanding shares of common stock of the registrant, par value $0.001.

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

3

PART 1

Item 1. Financial Statements

Good Gaming, Inc.

Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$8,302	$304,225
Accounts Receivable	174	-
Prepaid expenses	22,663	93,625
Total Current Assets	31,139	397,850

Digital Assets	-	4,597
Intangible Assets	94,252	81,800
Due from Tebex	-	147
TOTAL ASSETS	$125,391	$484,394
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$69,045	$101,906
Accounts Payable Related Party- ViaOne Services	848,659	418,371

Total Current Liabilities	917,704	520,277

Total Liabilities	917,704	520,277

Stockholders’ Deficit
Class A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Class B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 19,296 Shares	19	19
Class C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Share	1	1
Class D Preferred Stock
Authorized: 350 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 0 Shares	-	-
Class E Preferred Stock
Authorized: 2,750,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 57,663	58	58

Common Stock
Authorized: 200,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 126,146,669 at September 30, 2024 and 119,799,454 at December 31, 2023	126,147	119,799
Warrant	333	333
Additional Paid-In Capital	10,546,276	10,455,738
Accumulated Deficit	(11,465,156)	(10,611,839)
Total Stockholders’ Deficit	(792,314)	(35,883)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$125,391	$484,394

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc

Statements of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For three months ended September 30
	2024	2023
Revenues	$174	$25
Cost of Revenues	18,863	44,417
Gross Profit (Loss)	(18,689)	(44,392)

Operating Expenses
General & Administrative	58,301	40,808
Contract Labor	-	65
Depreciation and Amortization Expense	5,433	95
Professional Fees	108,099	190,660
Total Operating Expenses	171,833	231,628
Operating Loss	(190,522)	(276,020)
Other Income (Expense)
Other Income	12,253	669
Impairment Cost	-	(196)
Total Other Income (Loss)	12,253	473

Net Income (Loss)	$(178,269)	$(275,547)

Net Income (Loss) Per Share, Basic and Diluted	$-	$-

Weighted Average Shares Outstanding	126,146,669	115,361,524

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc

Statements of Operations

(Expressed in U.S Dollars)

(Unaudited)

	For the nine months ended September 30
	2024	2023
Revenues	$506	$3,442
Cost of Revenues	167,702	249,695
Gross Profit (Loss)	(167,196)	(246,253)

Operating Expenses
General & Administrative	223,602	125,144
Contract Labor	-	2,465
Depreciation and Amortization Expense	14,408	1,175
Professional Fees	465,987	608,152
Total Operating Expenses	703,997	736,936
Operating Loss	(871,193)	(983,189)
Other Income (Expense)
Gain on Digital Assets	5,654	-
Other Income	12,253	668
Impairment Cost	(31)	(220)
Total Other Income (Loss)	17,876	448

Net Income (Loss)	$(853,317)	$(982,741)

Net Income (Loss) Per Share, Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	124,316,908	115,361,524

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc

Statements of Cash Flows

(Expressed in U.S Dollars)

(Unaudited)

	For the nine months ended September 30
	2024	2023
Operating Activities

Net Income (Loss)	$(853,317)	$(982,741)

Adjustment To Reconcile Net Loss to
Net Cash Used In Operating Activities

Due from Tebex	147	(147)
Depreciation and Amortization	14,408	1,175
Stock based compensation	90,538	167,237
Gain on Digital Assets	(5,654)	-
Impairment Cost	31	220
Changes in operating assets and liabilities
Prepaid expenses	70,963	(4,270)
Accounts Receivable	(174)	-
Accounts Payable - Related Party	430,288	-
Accounts Payable	(32,860)	104,459
Net Cash Provided By (Used in) Operating Activities	(285,631)	(714,067)

Investing Activities
Purchase of Intangible Assets	(26,860)	(724)
Selling Digital Assets	10,221	-
Reclass Digital Assets	-	(456)
Net Cash Provided By (Used in) Investing Activities	(16,639)	(1,180)

Financing Activities
Common Stock: Conversion	6,347	6,657
Net Cash Provided By (Used In) Financing Activities	6,347	6,657

Change in Cash and Cash Equivalents	(295,923)	(708,590)

Cash and Cash Equivalents, Beginning Of Period	304,225	931,867

Cash and Cash Equivalents, End Of Period	$8,302	$223,277

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing And Financing Activities
Conversion of Preferred Stock CL B to Common	$-	$-
Common Shares Issued for Conversion Of Debt	$-	$-

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Statements of Stockholders’ Equity (Deficit)

(Expressed in U. S. Dollars)

	Preferred Stock														Additional
	Class A		Class B		Class C		Class D		Class E		Common Stock		Warrants		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2023	7,500	8	19,296	19	1	1	-	-	57,663	58	119,799,454	119,799	3,333,333	333	10,455,738	(10,611,839)	$(35,883)

Stock Based Compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	739,655	740	-	-	7,027	-	7,767.00
Net Income (Loss)																(355,165)	(355,165)

Balance, March 31, 2024	7,500	8	19,296	19	1	1	-	-	57,663	58	120,539,109	120,539	3,333,333	333	10,462,765	(10,967,004)	(383,281)

Stock Based Compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	3,492,085	3,492	-	-	60,155	-	63,647
Issuance of Stock											285,714	286			4,714		5,000
Net Income (Loss)																(319,883)	(319,883)

Balance, June 30, 2024	7,500	8	19,296	19	1	1	-	-	57,663	58	124,316,908	124,317	3,333,333	333	10,527,634	(11,286,887)	(634,517)

Stock Based Compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	1,829,761	1,830	-	-	18,642	-	20,472
Issuance of Stock															-		-
Net Income (Loss)																(178,269)	(178,269)

Balance, September 30, 2024	7,500	8	19,296	19	1	1	-	-	57,663	58	126,146,669	126,147	3,333,333	333	10,546,276	(11,465,156)	(792,314)

The accompanying notes are an integral part of these financial statements

 Good Gaming, Inc.

 Statements of Stockholders' Equity (Deficit)

 (Expressed in U. S. Dollars)

	Preferred Stock														Additional
	Class A		Class B		Class C		Class D		Class E		Common Stock		Warrants		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	7,500	8	19,296	19	1	1	-	-	57,663	58	110,923,593	110,923	3,333,333	333	10,265,129	(9,746,860)	$629,610

Stock Based Compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	2,218,965	2,219	-	-	74,927	-	77,146
Net Income (Loss)																(371,150)	(371,150)

Balance, March 31, 2023	7,500	8	19,296	19	1	1	-	-	57,663	58	113,142,558	113,142	3,333,333	333	10,340,056	(10,118,010)	335,606

Stock Based Compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	2,218,965	2,219	-	-	50,149	-	52,368
Net Income (Loss)																(336,045)	(336,045)

Balance, June 30, 2023	7,500	8	19,296	19	1	1	-	-	57,663	58	115,361,523	115,361	3,333,333	333	10,390,205	(10,454,054)	51,929

Stock Based Compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	2,218,965	2,219	-	-	42,161	-	44,380
Net Income (Loss)																(275,547)	(275,547)

Balance, September 30, 2023	7,500	8	19,296	19	1	1	-	-	57,663	58	117,580,488	117,580	3,333,333	333	10,432,366	(10,729,601)	(179,237)

The accompanying notes are an integral part of these financial statements

Good Gaming, Inc.

Notes to the Financial Statements

(expressed in U.S. dollars)

(Unaudited)

1. Nature of Operations and Continuance of Business

Good Gaming, Inc. (formerly HDS International Corp.) (the “Company”) was incorporated on November 3, 2008, under the laws of the State of Nevada. The company operates as a distributor of mobile games by pre-installing them on devices sold by mobile phone service providers. Before adopting its current operating strategy, the Company launched a mobile game titled Galactic Acres, developed a crypto game named MicroBuddies, created several engaging experiences on Roblox, managed multiple Minecraft servers, provided transaction verification services within the digital currency networks of cryptocurrencies, and hosted numerous esports tournaments, which business operations the Company formally exited by selling those assets and related intellectual property. The Company seeks to expand its footprint by creating additional partnerships with other telecommunications providers, device manufacturers and game publishers.

Going Concern

These financial statements have been prepared on a going concern basis, implying that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date, has never paid any dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of September 30, 2024, the Company had a working capital deficit of $886,565 and an accumulated deficit of $11,465,156.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair values of convertible preferred stock, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

As per ASC 250-10-50-4, the effect on income from operations, net income, and any related per-share amounts of the current period should be disclosed for a change in estimate that affects several future periods and has a material impact. The adjustment in the Company’s estimate led to a decrease of $266,775 in insurance expenses and a reduction of $0.002 in net loss per share for the fiscal year ending December 31, 2023.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2024 and December 31, 2023, the Company had 10,000,000 and 10,000,000 potentially dilutive shares from outstanding preferred stock, respectively.

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

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $114,524 and $84,593 in advertising and promotion expenses in the nine months ended September 30, 2024 and 2023, respectively.

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

3. Digital Assets

On July 2, 2024 all USDC digital assets were sold at their carrying value of $9,972. All remaining digital assets were sold to a former employee on July 24, 2024 for $12,500 which resulted in $12,253 in income. As of September 30, 2024, all digital assets have been sold and carry a $0 value on the balance sheet..

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

4. Intangible assets

Good Gaming Inc. initiated the development of a new game, Galactic Acres, in 2023 eventually launching it on Google Play on February 17, 2024. During the preliminary development phase, expenses were recorded as incurred. Subsequently, in the development phase, the Company incurred costs from third-party services. These expenses were reclassified as Intangible Assets under ASC 350-40-30-1, permitting the capitalization of costs associated with obtaining computer software from third parties. The capitalized costs are being amortized over an estimated useful life of 5 years, using the straight-line method starting February 2024. The following summarizes the activity related to Intangible Assets during the period ended September 30, 2024, and the period ended December 31, 2023:

	September 30,	December 31,
	2024	2023
Intangible Assets	$108,660	$81,800
Accumulated Amortization	(14,408)	-
	$94,252	$81,800

5. Common Stock

Share Transactions for the nine months ended September 30, 2023:

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

Share Transactions for the nine months ended September 30, 2024:

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

On June 12, 2024, the Company issued 285,714 Company’s common stock to a ViaOne consultant as stock based compensation.

On July 15, 2024, the Company issued 641,519 Company’s common stock to ViaOne employees as stock based compensation.

On August 7, 2024, the Company issued 594,121 Company’s common stock to ViaOne employees as stock based compensation.

On September 6, 2024, the Company issued 594,121 Company’s common stock to ViaOne employees as stock based compensation.

6. Preferred Stock

Our Articles of Incorporation authorize us to issue up to 5,000,350 shares of preferred stock, $0.001 par value. Of the 5,000,350 authorized shares of preferred stock, the total number of shares of Series A Preferred Stock the Corporation shall have the authority to issue is 2,000,000, with a stated par value of $0.001 per share, the total number of shares of Series B Preferred Stock the Corporation shall have the authority to issue is 249,999, with a stated par value of $0.001 per share, the total number of shares of Series C Preferred Stock the Corporation shall have the authority to issue is 1, with a stated par value of $0.001 per share, and the total number of shares of Series D Preferred Stock the Corporation shall have the authority to issue is 350, with a stated par value of $0.001 per share, and the total number of shares of Series E Preferred Stock the Corporation shall have the authority to issue is 2,750,000, with a stated par value of $0.001 per share. Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors’ power to set the terms of, and our ability to issue preferred stock, will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of September 30, 2024, we had 7,500 shares of our Series A preferred stock, 19,296 shares of Series B preferred stock, 1 share of Series C Preferred Stock, and 0 shares of Series D Preferred Stock, and 57,663 shares of Series E preferred stock issued and outstanding.

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

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any share of Series D preferred stock issued and outstanding as of September 30, 2024.

The holders of Series A, Series B, Series C and Series D have a liquidation preference to the common shareholders.

7. Warrant

As part of the Private Placement funding, the Company issued two new warrants to Armistice Capital, LLC and Sabby Management to purchase 1,477,848 and 3,333,333 shares of the Company’s common stock at $0.20 per share, respectively. If the warrant is not exercised, it will expire on May 17, 2027.

8. Related Party Transactions

As of September 30, 2024, the Company owes ViaOne Services a total of $848,659, comprising $675,433 as part of the employee service agreement and $164,399 as vendor payment, and Assist Wireless $8,827 as vendor payment.

The Company’s Chairman and Chief Executive Officer is the Chairman and CEO of ViaOne and Assist Wireless.

9. Commitments and Contingencies

None.

10. Acquisition and Discontinued Operations

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

11. Subsequent Events

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to September 30, 2024 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

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

Overview

Drawing on its extensive history and vast experience in the gaming industry, the Company  currently serves as a distributor of mobile games, pre-installing them on devices sold by mobile service providers.

In 2022, the Company entered the Roblox gaming space by developing “experiences” with its platform. As the year concluded, the Company launched Roblox adaptations of well-received Minecraft titles, namely “Treasure Island,” incorporating the unique elements of “MicroBuddies™”, a previously launched crypto game. The strategic release allowed the Company to collect valuable player feedback, aiding in the ongoing refinement of both titles’ features and functionality.

Furthermore, the Company had embarked on a robust development schedule, unveiling beta versions of its SCBB franchise on both the Minecraft™ PC platform and Roblox, a Prison variant for Minecraft™ PC, and various Microbuddies-themed games on the Roblox platform.

However, the Company encountered substantial challenges related to developers, leading to missed updates, development complexities, and postponed product launches. Consequently, the Company decided to temporarily halt Roblox and Minecraft development to conduct comprehensive reviews of platforms, developers, and marketing efforts. These evaluations aimed to identify and address pain points in processes, paving the way for realistic expectations and enhanced gaming experiences that align with both the Company’s and customers’ expectations, ultimately contributing to improved financial performance and shareholder value.

In response to these challenges, the Company initiated an in-depth business development research project, exploring opportunities in the mobile gaming industry. Following the review, the Company forged a multi-year strategic partnership with ViaOne Services Inc. to distribute Good Gaming mobile games to the Assist Wireless® and enTouch Wireless® customer bases. Simultaneously, the Company planned to release its new mobile gaming experiences on popular platforms like the Apple App Store® and Google Play™ Store.

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

To broaden its mobile game distribution, the company is actively seeking to establish new partnerships with telecommunications providers, device manufacturers, and game publishers.

Technology

Expanding its development portfolio in 2022, the Company ventured into the Roblox gaming platform, releasing Roblox versions of popular Minecraft titles. Development partnerships with Meraki Studios and multiple releases were completed in 2023, featuring updates to the Minecraft 1.19 software version.

In 2024, the Company entered the mobile gaming market, focusing on creating character and story-driven experiences. In Q1 2024, the Company launched a new intellectual property on mobile called “Galactic Acres™”. In Q2, the Company began preparing the game for pre-installation in mobile devices. In Q2 Galactic Acres saw more than 10,000 downloads.

In Q3 2024, the Company sold all assets and proprietary technology related to MicroBuddies™, all owned Minecraft Servers, and Roblox because those assets failed to generate revenue and were not actively maintained by the Company. They were sold for $12,500, when offset by their carrying value resulted in a gain of $12,253.

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

Our initial strategic partnership with ViaOne Services allows us to embed our mobile games on thousands of phones per month. Player acquisition is the most challenging aspect of game publishing. Our partnership with ViaOne Services will produce considerable exposure for game developers to a new player base and intends to enhance player acquisition efforts significantly.

The Company is focused on creating partnerships with other game developers and partners to broker agreements that generate revenue by preloading their already successful games on ViaOne Services telecommunication company devices. The Company will also look to partner with other niche mobile telecommunications companies and device manufacturers to expand its footprint.

Employees

In shifting the focus toward pre-loading games, the full-time Chief Operating Officer, Gaming Director, and Operations Manager positions were eliminated in July 2024, as were certain other external consultant positions. Pursuant to our Management Services Agreement with ViaOne Services LLC, certain ViaOne employees are considered consultants of the Company. ViaOne Services will continue day-to-day operations until it becomes necessary to create additional positions for the Company.

Offices

Our executive offices are at 415 McFarlan Rd, Suite 108, Kennett Square, PA 19501, and our phone number is (844) 419-7445.

Recently Issued Accounting Pronouncements

None.

RESULTS OF OPERATIONS

Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2023. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months from the date of issuance of the financial statements unless we obtain additional capital to pay our bills. This is because we have generated little revenue although revenue is anticipated to grow as we have completed the development of our game, Galactic Acres. We anticipate moving into the pre-loading phase through our partnership with ViaOne Services in the coming months. Accordingly, we must raise cash from sources other than operations. Our only other source of cash at this time is investments through our existing agreement with ViaOne Services and the revenue we generate from our products and services. We must raise cash to continue our project and build our operations.

Plan of Operation – Milestones

We are at an early stage of our new business operations focusing on pre-installing games on mobile devices through our partnership with ViaOne Services. Over the next twelve months, our primary target milestones include:

1.	Create a partnership with a game developer and preinstall a game on thousands of ViaOne Services devices.

2.	Measure the results of pre-installing games through a series of controlled tests. Make adjustments as a result of the test.

3.	Seek additional game developers and publishers seeking player acquisition through having their game pre-installed on tens of thousands of devices.

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

Results of Operations

The three and nine months ended September 30, 2024 as compared to September 30, 2023

● Working Capital

	September 30, 2024	September 30, 2023
Current Assets	$31,139	$237,027

Current Liabilities	917,704	530,844

Working Capital (Deficit)	$(886,565)	$(293,817)

● Operating Revenues

We have generated $174 and $506 in revenue in the three and nine months ended September 30, 2024, respectively and $25 and $3,442 in revenue in the three and nine months ended September 30, 2023, respectively, which reflects an increase of $149 or 596% and a decrease of $2,936 or 85%, respectively. The increase/decrease in revenue was attributed to the decision to halt marketing in pursuit of pre-loading games onto mobile devices.

● Operating Expenses and Net Loss

Operating expenses for the three and nine months ended September 30, 2024 were $171,833 and $703,997, respectively, compared with $231,628 and $736,936, for the three and nine months ended September 30, 2023, respectively, which reflects a decrease of $59,795 or 26% and $32,939 or 4%, respectively. The decrease in expenses was attributable to reduced contract labor costs associated with the development of Galactic Acres, reduced legal fees and reduced leased employee services.

During the three and nine months ended September 30, 2024, the Company recorded a net loss of $178,269 and $853,317, respectively, compared with a net loss of $275,547 and $982,741, respectively, for the three and nine months ended September 30, 2023, which reflects a decrease of $97,278 or 35% and $129,424 or 13%, respectively. The decrease in net loss was attributed to a decrease in cost of Revenue and professional fees, offset by an increase in advertising and promotion, administrative and development fees.

● Liquidity and Capital Resources

As of September 30, 2024, the Company’s cash balance consisted of $8,302 compared to cash balance of $304,225 as of December 31, 2023. The decrease in the cash balance was attributed to the expenses paid for day to day activities and development. As of September 30, 2024, the Company had $125,391 in total assets compared to total assets of $484,394 at September 30, 2023. The decrease in total assets was attributed to cash paid for daily operations and the impairment cost associated with the digital assets.

As of September 30, 2024, the Company had total liabilities of $917,704 compared with total liabilities of $520,277 as of December 31, 2023. The increase in liabilities was attributable to the operating expenses to be paid in coming months.

As of September 30, 2024, the Company has a working capital deficit of $886,565 compared with a working capital deficit of $122,427 as of December 30, 2023. The decrease in working capital is due to a decline in cash expended for day to day activity as well as the impairment cost associated with the digital assets.

In Q3 2024, the Company faced challenges in maintaining adequate capital resources due to a significant decrease in cash and cash equivalents, resulting from lower-than-anticipated revenues and higher development costs. Despite efforts to optimize working capital management, our ability to access additional financing sources has been constrained by current market conditions. Management will utilize its existing agreement with ViaOne Services for working capital and is actively exploring alternative financing options to address these challenges and ensure sufficient liquidity for ongoing operations.

Cash flow from Operating Activities

During the nine months ended September 30, 2024, the Company used $280,007 of cash for operating activities compared to the use of cash in an amount of $714,067 for operating activities during the nine months ended September 30, 2023, which reflects a decrease of $434,060 or 61%. The decrease in the use of cash for operating activities was attributed to the company’s decrease in advertising and promotions and management fees.

Cash flow from Investing Activities

The Company used $22,263 in cash in investing activities during the nine months ended September 30, 2024 and $1,180 during the nine months ended September 30, 2023. The increase of $21,083 in cash used in investing activities was attributed to the Company’s acquisition of intangible assets.

Cash flow from Financing Activities

During the nine months ended September 30, 2024, the Company received $6,347 of proceeds from financing activities compared to $6,657 received during the nine months ended September 30, 2023, which reflects a decrease of $310. The decrease in proceeds from financing activities was due to the change in employee stock issued offset by the issuance of shares to a consultant for payment in 2024.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern for a period of one year from the issuance of the financial statements without further financing.

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the three-month period ended September 30, 2024 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be led by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

Other than as described below, there were no issuance of unregistered sales of equity securities during the three months ended September 30, 2024.

On July 15, 2024, the Company issued 641,519 Company’s common stock to ViaOne employees as stock based compensation.

On August 7, 2024, the Company issued 594,121 Company’s common stock to ViaOne employees as stock based compensation.

On September 6, 2024, the Company issued 594,121 Company’s common stock to ViaOne employees as stock based compensation.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other information

Rule 10b5-1 Trading Arrangement

During the nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Good Gaming, Inc.
(the “Registrant”)
November 14, 2024
	BY:	/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

