Form 10-K
period 2024-12-31
GOOD GAMING, INC.
filed 2025-03-31
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024,

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

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 28, 2024: $1,264,407. Shares of common stock held by each officer and director of the registrant on June 30, 2024 have been excluded in that such persons may be deemed to be affiliates.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 129,119,274 as of March 31, 2025.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains express or implied forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

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

Good Gaming became the first company to offer multi-game, multi-console services at the amateur esports level. The company completed its first closed public beta testing of its 2.0 tournament platform on May 4, 2016, and on February 18, 2016, acquired the assets of Good Gaming, Inc. from CMG Holdings Group, Inc.

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

In 2022, the Company diversified its development efforts by entering the Roblox gaming platform. As the year concluded, the Company launched Roblox adaptations of well-received Minecraft titles, namely Treasure Island, incorporating the unique elements of “MicroBuddies™”. The strategic release allowed the Company to collect valuable player feedback, aiding in the ongoing refinement of both titles’ features and functionality.

The beta version of “Treasure Island,” a Microbuddies-themed Simulator game on Roblox. The Company has embarked on a robust development schedule, unveiling beta versions of its Super Smash Brothers Brawl franchise on both the Minecraft™ PC platform and Roblox, a Prison variant for Minecraft™ PC, and various Microbuddies themed games on the Roblox platform.

However, the Company encountered substantial challenges related to developers, leading to missed updates, development complexities, and postponed product launches. In July 2024, the Company sold all assets related to MicroBuddies™, all owned Minecraft Servers, and Roblox because those assets failed to generate revenue and were not actively maintained by the Company. This asset sale formally exited the Company from the blockchain, Minecraft, and Roblox gaming spaces.

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

A significant development partnership with Arcadia Studios, a division of the Coeus Group of Companies, was also announced. Coeus Solutions, a leading German software development group, collaborated with the Company in this endeavor. The first mobile game resulting from this partnership, titled “Galactic Acres,” launched on February 16, 2024. This asset was impaired as of December 31, 2024 due to lack of acceptance in the market.

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

In 2024, the Company entered the mobile gaming market, focusing on creating character and story-driven experiences. In Q1 2024, the Company launched a new intellectual property on mobile called “Galactic Acres™”. In Q2, the Company began preparing the game for pre-installation in mobile devices. In Q2 Galactic Acres saw more than 10,000 downloads. By the end of Q4 the Company made the decision to fully impair this intellectual property because of limited market response to this game.

In Q3 2024, the Company sold all assets and proprietary technology related to MicroBuddies™, all owned Minecraft Servers, and Roblox because those assets failed to generate revenue and were not actively maintained by the Company. They were sold for $12,500, when offset by their carrying value resulted in a gain of $12,253.

Business Strategy

In the past, our management team’s business strategy was to be a full-service company providing best-in-class Esports gaming tournaments and Minecraft experiences. With the Covid-19 pandemic, the Esports industry suffered a considerable amount of lost business opportunities, including for us. In addition, the size of the PC-based Minecraft gaming community has shrunk considerably. We have taken a hard look at both the Esports and Minecraft business verticals and determined that both strategies are no longer in the best interest of the company and our shareholders. Consequently, the Company decided to halt Roblox and Minecraft development.

With the rise in the popularity of cryptocurrency and blockchain technologies, the Company decided to invest in the creation of its new game, “MicroBuddies™,” which combined Ethereum ERC721 NFTs (Non-fungible tokens), non-standard ERC20 tokens (GOO™), and strategic, long-tail web browser gameplay to replicate and create unique and collectible NFTs. ERC20 “GOO™” tokens are limited to use as in-game currency only.

In 2023, the Company announced a strategic partnership with ViaOne Services Inc. to distribute Good Gaming mobile games to the Assist Wireless® and enTouch Wireless®. Our initial strategic partnership with ViaOne Services allows us to embed our mobile games on thousands of phones per month. Player acquisition is the most challenging aspect of game publishing. Our partnership with ViaOne Services will produce considerable exposure for game developers to a new player base and intends to enhance player acquisition efforts significantly.

The Company is focused on creating partnerships with other game developers and partners to broker agreements that generate revenue by preloading their already successful games on ViaOne Services telecommunication company devices. The Company will also look to partner with other niche mobile telecommunications companies and device manufacturers to expand its footprint.

Intellectual Property

In February 2024 we announced “Galactic Acres™” as a new intellectual property for our first mobile game. “Galactic Acres™” included new characters, settings and stories to be featured throughout our mobile game releases and connected Web3 experiences. As previously mentioned this intellectual property has been fully impaired as of December 31st, 2024.

Insurance Policies

We have an insurance policy through American International Group with the insurance coverage of up to $1,000,000.

Employees

In shifting the focus toward pre-loading games, the full-time leased positions, Chief Operating Officer, Gaming Director, and Operations Manager, were eliminated in July 2024, as were certain other external consultant positions. Pursuant to our Management Services Agreement with ViaOne Services LLC, certain ViaOne employees are considered consultants of the Company. ViaOne Services will continue day-to-day operations until it becomes necessary to create additional positions for the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

To ensure compliance with industry standards and safeguard sensitive customer data, the Company mandates that all employees, regardless of department or role, participate in annual Payment Card Industry Data Security Standard (PCI DSS) training. This training is designed to educate staff on best practices for handling payment card information securely, identifying potential security risks, and mitigating vulnerabilities. By reinforcing the importance of PCI compliance, we aim to foster a culture of cybersecurity awareness throughout the organization, reduce the risk of data breaches, and maintain the highest level of protection for our customers’ financial information. Failure to complete the required training may result in disciplinary actions, underscoring the critical importance of this initiative in protecting both the Company and its customers.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading on the over-the-counter Bulletin Board on October 7, 2009. On closing of the OTCBB, the Company has been trading on the OTCQB marketplace, and currently trades under the symbol “GMER”. You should be aware that over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Following is a table of the high bid price and the low bid price for each quarter during the last two years.

2023	High Bid	Low Bid
First Quarter, Ending March 31	$0.0505	$0.0251
Second Quarter, Ending June 30	$0.0450	$0.0166
Third Quarter, Ending September 30	$0.0270	$0.0140
Fourth Quarter, Ending December 31	$0.0155	$0.0087

2024	High Bid	Low Bid
First Quarter, Ending March 31	$0.0360	$0.0102
Second Quarter, Ending June 30	$0.0229	$0.0087
Third Quarter, Ending September 30	$0.0125	$0.0083
Fourth Quarter, Ending December 31	$0.0112	$0.0056

Holders

As of March 28, 2025, we have 129,119,274 shares of our common stock issued and outstanding held by 102 stockholders of record.

As of March 28, 2025, we had 7,500 shares of Series A Preferred Stock issued and outstanding, 19,296 shares of Series B Preferred Stock issued and outstanding, 1 share of Series C Preferred Stock issued and outstanding, 0 share of Series D Preferred Stock issued and outstanding, and 57,663 shares of Series E Preferred Stock issued and outstanding.

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

As of March 28, 2025, we had 7,500 shares of our Series A preferred stock, 19,296 shares of Series B preferred stock, 1 share of Series C preferred stock, 0 share of Series D preferred stock, and 57,663 shares of Series E preferred stock issued and outstanding.

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

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any shares of Series D preferred stock issued and outstanding as of March 28, 2025.

Holders of Series A, Series B, Series C, Series D and Series E have liquidation preference over common shareholders.

Options

We have not issued and do not have any outstanding options to purchase shares of our common stock.

Registration Rights

As of December 31, 2024, there are no other outstanding registration rights or similar agreements.

Related Party Transactions

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

As of December 31, 2024, the Company owes ViaOne Services a total of $914,781 comprising $792,358 as part of the employee service agreement and $122,422 as operational funding.

The Company’s Chairman and Chief Executive Officer are the same as the Chairman of ViaOne.

Shares Eligible for Future Sale

As of March 28, 2025, we had 129,119,274 shares of our common stock issued and outstanding, a breakdown of which follows:

●	110,023,832 shares are freely tradable without restrictions (commonly referred to as the “public float”)
●	19,095,442 shares are currently subject to the restrictions and sale limitations imposed by Rule 144.

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

Recent Sales of Unregistered Securities

On July 26, 2022, William Crusoe converted 1,000 Class B shares into common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2024, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6. [Reserved]

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

Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2024. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months from the date of issuance of these financial statements unless we obtain additional capital to pay our bills. This is because we have generated little revenue. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company and the revenue we generate from the sales of our products. We must raise cash to continue our project and build our operations.

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

Results of Operations

December 31, 2024 as compared to December 31, 2023

●	Working Capital

	December 31, 2024	December 31, 2023
Current Assets	$91,857	$397,850
Current Liabilities	977,539	520,277
Working Deficit	$(885,682)	$(122,427)

●	Operating Revenues

We have generated $433 in revenue in 2024 and $3,443 in revenue in the fiscal year of 2023, which reflects a decrease of $3,010 or -87.72%. The decline in revenue is attributable to the Company’s focus on developing a new game, Galactic Acres, and reduced activity on the Microbuddies game by customers. In Q3 2024, the Company sold all assets and proprietary technology related to MicroBuddies™, all owned Minecraft Servers, and Roblox because those assets failed to generate revenue and were not actively maintained by the Company.

●	Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2024 were $949,434 compared with $987,597 for the year ended December 31, 2023. The decrease in operating expenses in the amount of $38,163 or -3.86% is primarily attributed to an increase in general and administrative fees of approximately $364,000 due to a credit of insurance expense in the prior year, an increase in depreciation and amortization of approximately $18,000, offset by a decrease an increase in software development costs of $126,000, and a decrease, in professional fees of approximately $298,000, attributed to reduced legal fees and reduced leased employee services .

During the year ended December 31, 2024, the Company recorded a net loss of $962,963 compared with a net loss of $864,979 for the year ended December 31, 2023. The increase in net loss in the amount of $97,984 or 11.33% is attributed to a decrease in operating expenses of $38,193 as discussed above, offset by a decrease in other income of $133,000. The decrease in other income is attributed to a decrease in the gain on the sale of digital assets of $115,000, offset by an increase in other income of $69,000 due to the write off of liabilities past the statute of limitations. In addition, we had an increase in the impairment charge of $88,000 due to the write off of intangible assets during the year. The Company directed its efforts toward the development of a new game, Galactic Acres, for which the internally developed software recorded as an intangible asset, was deemed impaired as of December 31, 2024. Additionally, the Company had a realized gain from the sale of digital assets and the selling off of all assets and proprietary technology related to MicroBuddies™, all owned Minecraft Servers, and Roblox because those assets failed to generate revenue and were not actively maintained by the Company.

●	Liquidity and Capital Resources

As of December 31, 2024, the Company’s cash balance consisted of $14,499 compared to cash balance of $304,225 as of December 31, 2023. The decrease in cash balance of $289,726 is primarily attributed to the payment of operating expenses of approximately $281,000 associated with day-to-day activities. Other cash outflows were for investing activities of approximately $9,000, related to the purchase of intangible assets of $27,000, offset by the proceeds received on the sale of digital assets of $18,000. As of December 31, 2024, the Company had $91,857 in total assets compared to total assets of $484,394 as at December 31, 2023. The decrease in total assets of $392,537 is primarily attributed to the decrease in cash to pay for operating expenses of $281,000 for professional fees, the write off in intangible assets of $88,000, and a decrease in prepaid expenses of $16,000.

As of December 31, 2024, the Company had total liabilities of $977,539 compared with total liabilities of $520,277 as of December 31, 2023. The increase in liabilities is primarily attributed to the increase in the amounts due to related party for the shared services agreement.

As of December 31, 2024, the Company has a working deficit of $885,682 compared with a working deficit of $122,427 as of December 31, 2023. The increase in the working deficit is ascribed to the utilization of cash for operational needs and an increase in the due to related party for the shared services.

Cash flow from Operating Activities

During the year ended December 31, 2024, the Company used $281,216 of cash for operating activities as compared to the cash usage of $783,879 for operating activities during the year ended December 31, 2023. The cash used during the year is attributed to the payment of insurance expense and professional fees offset by the increase in the amounts due to related party for the shared services.

Cash flow from Investing Activities

During the years ended December 31, 2024, the Company had $(8,510) in cash used in investing activities compared to $147,360 in cash provided by investing activities for the year ended December 31, 2023. The decrease of $155,870 or -106% in cash used in investing activities is ascribed to the decrease from the sale of digital assets of approximately $218,000 partially offset by the decrease in the acquisition of intangible assets of approximately $55,000.

Cash flow from Financing Activities

During the year ended December 31, 2024, the Company received $0 of proceeds from financing activities compared to $8,876 during the year ended December 31, 2023. The decrease of $8,876 or -100% in proceeds from financing activities is credited to the decrease in the issuance of employee stock issued offset by the issuance of shares to a consultant for payment in 2024.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our shares to continue to fund our business operations. Issuance of additional shares will cause dilution to existing stockholders. Additionally, we will continue to rely on our related Company to provide services to us with flexible payment terms.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Good Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Good Gaming, Inc. (the “Company”) as of December 31, 2024, and December 31, 2023, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a significant accumulated deficit and a working capital deficit of $885,682 as of December 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

A critical audit matter is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Company’s governance and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2022.

Houston, Texas

March 31, 2025
PCAOB ID: 6771

Good Gaming, Inc.

Balance Sheets

(Expressed in U.S. Dollars)

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$14,499	$304,225
Prepaid expenses	77,358	$93,625
Total Current Assets	$91,857	$397,850

Digital Assets	$-	$4,597
Due from Tebex	-	147
Intangible Assets, Net	-	81,800
TOTAL ASSETS	$91,857	$484,394
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$5,158	$101,906
Accounts Payable - Related Party	972,381	418,371
Total Current Liabilities	977,539	520,277

Total Liabilities	977,539	520,277

Stockholders’ Deficit
Class A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Class B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 19,296 Shares	19	19
Class C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Share	1	1
Class D Preferred Stock
Authorized: Authorized: 350 Preferred Shares, With a Par Value of $0.001: No shares Issued and Outstanding	-	-
Class E Preferred Stock
Authorized: Authorized: 2,750,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 57,663	58	58
Common Stock
Authorized: 200,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued	127,929	119,799
Warrant	-	333
Additional Paid-In Capital	10,561,105	10,455,738
Accumulated Deficit	(11,574,802)	(10,611,839)
Total Stockholders’ Deficit	(885,682)	(35,883)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$91,857	$484,394

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Statement of Operations

(Expressed in U.S Dollars)

	For the year ended December 31
	2024	2023
Revenues	$433	$3,443
Cost of Revenues	-	-
Gross Profit	433	3,443

Operating Expenses
General & Administrative	258,856	(105,571)
Contract Labor	5,000	2,465
Software Development	167,702	293,234
Depreciation and Amortization Expense	19,841	1,558
Professional Fees	498,035	795,911
Total Operating Expenses	949,434	987,597
Operating Loss	(949,001)	(984,154)
Other Income (Expense)
Gain on Sale of Digital Assets	5,654	120,887
Impairment Cost of Intangible Assets	(88,850)	(220)
Other Income	69,569	668
Other Expense	-	(2,160)
Interest Expense	(335)	-
Total Other (Expense) Income	(13,962)	119,175

Net Loss	$(962,963)	$(864,979)

Net Loss Per Share, Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	122,518,951	119,799,454

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Statements of Cash Flows

	For Year End December 31,
	2024	2023
Operating Activities

Net Loss	$(962,963)	$(864,979)

Adjustment To Reconcile Net Loss to
Net Cash Used In Operating Activities
Due from Tebex	147	(147)
Depreciation and Amortization	19,841	1,558
Stock based compensation	105,034	190,609
Gain on Sale of Digital Assets	(5,654)	(120,887)
Impairment Cost of Intangible Assets	88,850	220
Write-off of liabilities past statute of limitations	(57,316)	-
Changes in operating assets and liabilities
Prepaid expenses	16,267	(84,145)
Accounts Payable - Related Party	496,410	418,371
Accounts Payable and accrued expenses	18,168	(324,479)

Net Cash Provided By (Used in) Operating Activities	(281,216)	(783,879)

Investing Activities

Purchase of Digital Assets	-	(725)
Selling Digital Assets	18,350	228,181
Reclass Digital Assets	-	(456)
Write-off	-	2,160
Purchase of Intangible Assets	(26,860)	(81,800)

Net Cash Provided By (Used in) Investing Activities	(8,510)	147,360

Financing Activities
Common Stock: Conversion	-	8,876

Net Cash Provided By (Used In) Financing Activities	-	8,876

Change in Cash and Cash Equivalents	(289,726)	(627,643)

Cash and Cash Equivalents, Beginning Of Year	304,225	931,868

Cash and Cash Equivalents, End Of Year	14,499	$304,225

Supplemental disclosure of cash flow information
Cash paid for interest	$335	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Statements of Stockholders’ Deficit

	Preferred Stock										Common Stock		Warrants		Additional
	Class A		Class B		Class C		Class D		Class E						Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	7,500	$8	19,296	$19	1	$1	-	$-	57,663	$58	110,923,593	$110,923	3,333,333	$333	$10,265,128	$(9,746,860)	$629,610
Stock Based Compensation	-	-	-	-	-	-	-	-	-	-	8,875,860	8,876	-	-	190,610	-	$199,486
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(864,979)	$(864,979)

Balance, December 31, 2023	7,500	$8	19,296	$19	1	$1	-	$-	57,663	$58	119,799,453	$119,799	3,333,333	$333	$10,455,738	$(10,611,839)	$(35,883)

Stock-Based Compensation - employees											7,843,864	7,844	(3,333,333)	$(333)	100,653		$108,164
Stock Based Compensation											285,714	286			4,714		$5,000
Net Loss																(962,963)	$(962,963)

Balance, December 31, 2024	7,500	$8	19,296	$19	1	$1	-	$-	57,663	$58	127,929,031	$127,929	-	$-	$10,561,105	$(11,574,802)	$(885,682)

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

Going Concern

These financial statements have been prepared on a going concern basis, implying that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date, has never paid any dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2024, the Company had a working capital deficit of $885,682.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. On December 31, 2024 and December 31, 2023, the Company had 10,000,000 and 10,000,000 potentially dilutive shares from outstanding preferred stock, respectively.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Under ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. Unrecognized tax positions, if ever recognized in the consolidated financial statements, are recorded in the statement of operations as part of the income tax provision. Our policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of the income tax provision. The Company has no liability for uncertain tax positions. Unrecognized tax positions, if ever recognized in the not consolidated financial statements, are recorded in the statement of operations as part of the income tax provision. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions, if any, as part of the income tax provision.

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

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the Statements of Operations and are expensed as incurred. The Company incurred $128,511 and $109,156 in advertising and promotion expenses in the years ended December 31, 2024 and 2023, respectively.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the not consolidated financial statements unless otherwise disclosed. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

On July 2, 2024 all USDC digital assets were sold at their carrying value of $5,654. All remaining digital assets were sold to a former employee on July 24, 2024 for $12,500.

As of December 31, 2024, the carrying value of the Company’s digital assets was $0, reflecting a $30 impairment charge. As of December 31, 2023, the carrying value of the Company’s digital assets was $4,597, reflecting a $220 impairment charge.

4. Intangible assets

Good Gaming Inc. initiated the development of a new game, Galactic Acres, in 2023 eventually launching it on Google Play on February 17, 2024. During the preliminary development phase, expenses were recorded as incurred. Subsequently, in the development phase, the Company incurred costs from third-party services. These expenses were reclassified as Intangible Assets under ASC 350-40-30-1, permitting the capitalization of costs associated with obtaining computer software from third parties. The capitalized costs are being amortized over an estimated useful life of 5 years. The Company has not been able to generate advertising revenue associated with the game developed and as such, Management has deemed the intangible assets to be impaired, resulting in an impairment charge of $88,819 during the year ended December 31, 2024. There was no impairment during the period ending December 31, 2023.

The following summarizes the activity related to Intangible Assets during the year ended December 31, 2024, and the period ended December 31, 2023:

	December 31,
	2024	2023
Intangible Assets	$108,660	$81,800
Accumulated Amortization	(19,841)	-
Impairment	(88,819)	-
	$-	$81,800

5. Common Stock

The Company issued stock-based compensation for which the fair value on the date of issuance was determined based upon the average trading value that day.

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

Equity Transactions for the Year Ended December 31, 2024:

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

On October 8, 2024, the Company issued 594,121 Company’s common stock to ViaOne employees as stock based compensation.

On November 6, 2024, the Company issued 594,121 Company’s common stock to ViaOne employees as stock based compensation.

On December 9, 2024, the Company issued 594,121 Company’s common stock to ViaOne employees as stock based compensation.

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

As of December 31, 2024, we had 7,500 shares of our Series A preferred stock, 19,296 shares of Series B preferred stock, 1 share of Series C Preferred Stock, and 0 shares of Series D Preferred Stock, and 57,663 shares of Series E preferred stock issued and outstanding.

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

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any share of Series D preferred stock issued and outstanding as of December 31, 2024.

The holders of Series A, Series B, Series C and Series D have a liquidation preference to the common shareholders.

7. Warrant

As part of the Private Placement from December 2021, the Company issued new warrants according to the following table:

Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2022	22,392,004	$0.1963
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 30, 2023	22,392,004	0.1963
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2024	22,392,004	$0.1963

The following table summarizes warrants outstanding as of December 31, 2024:

Weighted Average
	Number	Remaining	Weighted
	Outstanding	Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$0.1495 - $0.2000	22,392,004	2.33	$0.1963

9. Related Party Transactions

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

As of December 31, 2024, the Company owes ViaOne Services a total of $972,381, comprising $792,358 as part of the employee service agreement and $180,023 as vendor payment.

The Company’s Chairman and Chief Executive Officer are the Chairman of ViaOne.

10. Income Taxes

The Company has a net operating loss carried forward of approximately $7,207,158 available to offset taxable income in future years which commence expiring in fiscal 2031.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, length of carryback and carryforward periods, and existing contracts that will result in future profits. After reviewing all the evidence, the Company has recorded a full valuation allowance against its deferred tax assets.

The significant components of deferred income tax assets and liabilities at December 31, 2024 and 2023 are as follows:

	2024	2023
Net Operating Loss Carryforward	$1,691,713	$1,513,503
Valuation allowance	(1,691,713)	$(1,513,503)
Net Deferred Tax Asset	$-	$-

The income tax benefit has been computed by applying the weighted average income tax rates of Canada (federal and provincial statutory rates) and of the United States (federal and state rates) of 21% to a net loss before income taxes calculated for each jurisdiction. The tax effects of significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2024	2023
Income tax recovery at statutory rate	$202,139	$181,786
Valuation allowance change	(202,139)	$(181,786)
Provision for income taxes	$-	$-

11. Commitments and Contingencies

None.

12. Acquisition and Discontinued Operations

None.

13. Subsequent Events

From January 1, 2025 to March 31, 2025, the Company issued a total of 1,190,243 shares of common stock to employees.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is the important entity-level control over the Company’s financial statements. Currently, the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – Until June 30, 2017, we did not maintain sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. From June 30, 2017 through December 31, 2024, due to the change in corporate officers and board of directors, we have implemented appropriate cash controls and enforced separation of accounting functions to appropriately maintain cash controls.

3.	We implemented appropriate information technology controls – As of December 31, 2024, we retain copies of all financial data and material agreements. There is a formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Due to the material weaknesses described above, we did not maintain effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

ITEM 9B. OTHER INFORMATION DATA

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K

None.

(b) Insider Trading Arrangements and Policies.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors shall serve on the Board of Directors until their successors are elected and qualified. Our Board of Directors appoints our officers. The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position
David Dorwart	66	CEO, Director

John D Hilzendager	42	CFO, Director

Jordan Axt	43	CMO, Director

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

John D. Hilzendager, CFO and Director since April 19, 2024

John “JD” Hilzendager currently serves as the Chief Operating Officer at ViaOne Services and as a board member. With over 20 years of experience in the wireless industry, he joined ViaOne Services in 2015, bringing with him a deep and comprehensive understanding of executive leadership and the telecommunications sector. JD’s extensive background enables him to drive improvements across sales, operations, logistics, compliance, systems, and reporting processes. He was honored with the AT&T Summit Award in 2015 and is a three-time recipient of the Verizon Wireless Winner’s Circle award. JD graduated from the University of North Texas with a B.S. in Applied Technology and is passionate about mentoring the generation of young leaders.

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

Involvement in Certain Legal Proceedings

During the past ten years, David Dorwart, John Hilzendager and Jordan Axt have not been the subject of the following events:

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

Insider Trading Policy

Our Insider Trading Policy, included within our code of ethics, governs the purchase, sale and other disposition of our securities by directors, officers, and employees that is designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards, as well as procedures designed to further the foregoing purposes. In addition, it is our intent to comply with applicable laws and regulations relating to trading in our securities.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David	2023	-0-	-0-	37,039	-0-	-0-	-0-	-0-	37,039
Dorwart, Chairman, CEO	2024	-0-	-0-	22,206	-0-	-0-	-0-	-0-	22,206

John	2023	-0-	-0-	7,962	-0-	-0-	-0-	-0-	7,962
Hilzendager, CFO	2024	-0-	-0-	4,772	-0-	-0-	-0-	-0-	4,772

Jordan	2023	-0-	-0-	7,962	-0-	-0-	-0-	-0-	7,962
Axt, CMO	2024	-0-	-0-	4,772	-0-	-0-	-0-	-0-	4,772

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

Grants of Plan-Based Awards

There were no plan-based awards outstanding as of December 31, 2024.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2024:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors as of December 31, 2024.

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

There is no standing employment contract with the Company as of December 31, 2024.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 17, 2024 (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

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

As of March 28, 2024, we had 129,119,274 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
David Dorwart(1)	9,818,988	7.60%
John Hilzendager	1,563,014	1.21%
Jordan Axt	1,563,014	1.21%
All officers and directors as a group (four persons)	12,945,016	10.03%

(1)	Held through ViaOne, SilverLinings Management, and Britton Associates in the respective amounts of 1,375,000 1,500,000 and 1,000,000 shares.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	26,627,348	$0.02	0
Equity compensation plans not approved by security holders	-	$-	-
Total	26,627,348	$0.02	0

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

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM

2024	$15,500	Victor Mokuolu CPA, PLLC
2023	$14,000	Victor Mokuolu CPA, PLLC

(2)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2024	$4,160	Fenstermacher & Company PC
2023	$4,620	Fenstermacher & Company PC

(3)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2024	$-	Victor Mokuolu CPA, PLLC
2023	$-	Victor Mokuolu CPA, PLLC

(4)	Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approved all accounting related activities prior to the performance of any services by any accountant or auditor.

(5)	The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) List of Financial statements included in Part II hereof:

Balance Sheets, as of December 31, 2024 and 2023

Statements of Operations for the years ended December 31, 2024 and 2023

Statements of Cash Flows for the years ended December 31, 2024 and 2023

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2024 and 2023

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

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2025.

Good Gaming, Inc.

By:	/s/ David B. Dorwart
David Dorwart
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David B. Dorwart
David Dorwart	Chief Executive Officer and Chairman of the Board	March 31, 2025

/s/ John D. Hilzendager
John D. Hilzendager	Chief Financial Officer and Director	March 31, 2025

/s/ Jordan Axt
Jordan Axt	Chief Marketing Officer and Director	March 31, 2025

