Form 10-Q
period 2025-03-31
GOOD GAMING, INC.
filed 2025-05-15
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of May 15, 2025, there were 129,117,273 issued and outstanding shares of common stock of the registrant, par value $0.001.

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

3

PART 1

Item 1. Financial Statements

Good Gaming, Inc.

Balance Sheets

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,159	$14,499
Prepaid expenses	53,371	77,358
Total Current Assets	$55,530	$91,857

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$26,961	$5,158
Accounts payable and accrued expenses related party	981,586	972,381
Total Current Liabilities	1,008,547	977,539

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Class A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Class B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 19,296 Shares	19	19
Class C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Share	1	1
Class D Preferred Stock
Authorized: Authorized: 350 Preferred Shares, With a Par Value of $0.001: No shares Issued and Outstanding	-	-
Class E Preferred Stock
Authorized: Authorized: 2,750,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 57,663	58	58
Common Stock
Authorized: 200,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding March 31, 2025 and December 31, 2024, respectively: 129,117,273 and 127,929,031	129,117	127,929
Additional Paid-In Capital	10,573,582	10,561,105
Accumulated deficit	(11,655,802)	(11,574,802)
Total Stockholders’ Deficit	(953,017)	(885,682)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$55,530	$91,857

The accompanying notes are an integral part of these unaudited financial statements

Good Gaming, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2025	2024

REVENUES	$-	$183
COST OF GOODS SOLD	-	72,364
GROSS LOSS	-	(72,181)

OPERATING EXPENSES
General and administrative	35,068	106,688
Depreciation and Amortization	-	3,542
Professional Fees	44,937	172,754
Total Operating Expenses	80,005	282,984

OPERATING LOSS	(80,005)	(355,165)

OTHER EXPENSE
Interest expense	(995)	-

Total Other Expense	(995)	-

NET LOSS	$(81,000)	$(355,165)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	128,873,023	120,539,109

The accompanying notes are an integral part of these unaudited financial statements

Good Gaming, Inc.

Statements of Stockholders’ Deficit

For the three months ended March 31, 2025 and 2024

(Unaudited)

	Preferred Stock																Total
	Class A		Class B		Class C		Class D		Class E		Common Stock		Warrants		Additional Paid-in	Accumulated	Stockholders’Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2023	7,500	$8	19,296	$19	1	$1	-	$-	57,663	$58	119,799,454	$119,799	3,333,333	$333	$10,455,738	$(10,611,839)	$(35,883)

Stock based compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	739,655	740	-	-	7,027	-	7,767
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(355,165)	(355,165)
Balance March 31, 2024	7,500	$8	19,296	$19	1	$1	-	$-	57,663	$58	120,539,109	$120,539	3,333,333	$333	$10,462,765	$(10,967,004)	$(383,281)

Balance December 31, 2024	7,500	$8	19,296	$19	1	$1	-	$-	57,663	$58	127,929,031	$127,929	-	$-	$10,561,105	(11,574,802)	$(885,682)

Stock based compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	1,188,242	1,188	-	-	12,477	-	13,665
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(81,000)	(81,000)
Balance March 31, 2025	7,500	$8	19,296	$19	1	$1	-	$-	57,663	$58	129,117,273	$129,117	-	$-	$10,573,582	$(11,655,802)	$(953,017)

The accompanying notes are an integral part of these unaudited financial statements

Good Gaming, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(81,000)	$(355,165)
Items to reconcile net loss to net cash used in operating activities:
Due from Tebex	-	147
Depreciation and Amortization	-	3,542
Stock based compensation	13,665	7,027
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	-	(118)
(Increase) / decrease in prepaid expenses	23,987	28,838
Increase / (decrease) in accounts payable - related party	9,205	150,072
Increase / (decrease) in accounts payable and accrued expenses	21,803	45,868
Net Cash Used in Operating Activities	(12,340)	(119,789)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(26,860)
Net Cash Used in Investing Activities	-	(26,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Preferred Stock Series D	-	740
Net Cash Provided by Financing Activities	-	740

Decrease in Cash	(12,340)	(145,909)

CASH AT BEGINNING OF PERIOD	14,499	304,225

CASH AT END OF PERIOD	$2,159	$158,316

Supplemental Cash Flow Information:

Cash paid for:
Interest Paid	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Good Gaming, Inc.

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

Going Concern

These financial statements have been prepared on a going concern basis, implying that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date, has never paid any dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of March 31, 2025, the Company had a working capital deficit of $953,017 and an accumulated deficit of $11,655,802.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2025 and 2024, the Company had 32,392,004 and 32,392,004 potentially dilutive shares from outstanding preferred stock and outstanding warrants, respectively.

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

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $13,522 and $72,674 in advertising and promotion expenses in the three months ended March 31, 2025 and 2024, respectively.

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

As of March 31, 2025, the carrying value of the Company’s digital assets was $0. As of December 31, 2024, the carrying value of the Company’s digital assets was $0, reflecting a $30 impairment charge.

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

The following summarizes the activity related to Intangible Assets during the three months ended March 31, 2025 and the year ended December 31, 2024:

	March 31,	December 31,
	2025	2024
Intangible Assets	$-	$108,660
Accumulated Amortization	-	(19,841)
Impairment	-	(88,819)
	$-	$-

5. Common Stock

Share Transactions for the three months ended March 31, 2025:

On January 3, 2025, the Company issued 594,121 Company’s common stock to ViaOne employees as stock based compensation.

On February 3, 2025, the Company issued 594,121 Company’s common stock to ViaOne employees as stock based compensation.

The Company’s stock incentive plan expired in February 2025.

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

As of March 31, 2025, we had 7,500 shares of our Series A preferred stock, 19,296 shares of Series B preferred stock, 1 share of Series C Preferred Stock, and 0 shares of Series D Preferred Stock, and 57,663 shares of Series E preferred stock issued and outstanding.

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

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any share of Series D preferred stock issued and outstanding as of March 31, 2025.

The holders of Series A, Series B, Series C and Series D have a liquidation preference to the common shareholders.

7. Warrant

As part of the Private Placement from December 2021, the Company issued new warrants according to the following table:

Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2023	22,392,004	$0.1963
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 30, 2024	22,392,004	0.1963
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at March 31, 2025	22,392,004	$0.1963

The following table summarizes warrants outstanding as of March 31, 2025:

Weighted Average
	Number	Remaining	Weighted
	Outstanding	Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$0.1495 - $0.2000	22,392,004	2.33	$0.1963

8. Related Party Transactions

As of March 31, 2025, the Company owes ViaOne Services a total of $981,586, comprising $830,758 as part of the employee service agreement and $150,828 as vendor payment.

The Company’s Chairman and Chief Executive Officer is the Chairman and CEO of ViaOne and Assist Wireless.

9. Commitments and Contingencies

None.

10. Subsequent Events

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to March 31, 2025 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate, or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

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

Results of Operations

The three months ended March 31, 2025 as compared to March 31, 2024

● Working Capital

	March 31,
	2025	2024
Current Assets	$55,530	$223,221

Current Liabilities	1,008,547	716,217

Working Capital (Deficit)	$(953,017)	$(492,996)

4

● Operating Revenues

We have generated $0 and $183 in revenue in the three months ended March 31, 2025 and 2024, respectively which reflects a decrease of $183 or 100%. The decrease in revenue was attributed to the decision to halt Minecraft development.

● Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2025 and 2024 were $80,005 and $282,984, respectively, which reflects a decrease of $202,979 or 253.71%. The decrease in expenses was attributable to a change in general administrative fees and professional fees.

During the three months ended March 31, 2025 and 2024, the Company recorded a net loss of $81,000 and $355,165, respectively, which reflects a decrease of $274,165 or 338.48%. The decrease in net loss was attributed to a decrease in operating expenses.

● Liquidity and Capital Resources

As of March 31, 2025 and 2024, the Company’s cash balance consisted of $2,159 and $158,316, respectively. The decrease in the cash balance was attributed to the expenses paid for day to day activities. As of March 31, 2025 and 2024, the Company had $55,530 and $332,936 in total assets, respectively. The decrease in total assets was attributed to cash paid for daily operations.

As of March 31, 2025 and 2024, the Company had total liabilities of $1,008,547 and $716,217, respectively. The increase in liabilities was attributable to the operating expenses to be paid in coming months.

As of March 31, 2025 and 2024, the Company has a working capital of ($953,017) and ($492,996), respectively. The increase in working capital is due to a decline in cash expended for day to day activity resulting in an increase in accounts payable.

Cash flow from Operating Activities

During the three months ended March 31, 2025 and 20244, the Company used $12,340 and $119,789 of cash for operating activities, respectively, which reflects a decrease of $107,449 or 89.70%. The decrease in the use of cash for operating activities was attributed to the company’s decrease in operating expenses.

Cash flow from Investing Activities

The Company used $0 and $26,860 in cash in investing activities during the quarter ended March 31, 2025 and 2024, respectively. The decrease of $26,380 in cash used in investing activities was attributed to the Company’s acquisition of intangible assets in 2024.

Cash flow from Financing Activities

During the quarters ended March 31, 2025 and 2024, the Company received $0 and $740 of proceeds from financing activities, respectively, which reflects a decrease of $740. The decrease was due to the lack of financing activity in 2025.

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

5

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the three-month period ended March 31, 2025 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be led by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6

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

Item 2. Unregistered sales of equity securities and use of proceeds

Other than as described below, there were no issuance of unregistered sales of equity securities during the three months ended March 31, 2025.

On January 3, 2025, the Company issued 594,121 Company’s common stock to ViaOne employees as stock based compensation.

On February 3, 2025, the Company issued 594,121 Company’s common stock to ViaOne employees as stock based compensation.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other information

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

7

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Good Gaming, Inc.
(the “Registrant”)
May 15, 2025
/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

8