Form 10-Q
period 2025-06-30
GOOD GAMING, INC.
filed 2025-08-13
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of August 13, 2025, there were 129,117,273 issued and outstanding shares of common stock of the registrant, par value $0.001.

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

3

PART 1

Item 1. Financial Statements

Good Gaming, Inc.

Balance Sheets

	June 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$5,381	$14,499
Prepaid expenses	29,383	77,358
Total Current Assets	$34,764	$91,857

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	22,521	5,158
Accounts payable and accrued expenses related party	1,018,542	972,381
Total Current Liabilities	1,041,063	977,539

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Class A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Class B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 19,296 Shares	19	19
Class C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Share	1	1
Class D Preferred Stock
Authorized: Authorized: 350 Preferred Shares, With a Par Value of $0.001: No shares Issued and Outstanding	-	-
Class E Preferred Stock
Authorized: Authorized: 2,750,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 57,663	58	58
Common Stock
Authorized: 200,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding June 30, 2025 and December 31, 2024, respectively: 129,117,273 and 127,929,031	129,117	127,929
Additional Paid-In Capital	10,573,582	10,561,105
Accumulated deficit	(11,709,084)	(11,574,802)
Total Stockholders’ Deficit	(1,006,299)	(885,682)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$34,764	$91,857

The accompanying notes are an integral part of these unaudited financial statements

Good Gaming, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

REVENUES	$-	$214	$-	$331
COST OF GOODS SOLD	-	76,540	-	148,839
GROSS LOSS	-	(76,326)	-	(148,508)

OPERATING EXPENSES
General and administrative	33,308	58,612	68,376	165,299
Depreciation and Amortization	-	5,433	-	8,975
Professional Fees	18,967	185,135	63,904	357,889
Total Operating Expenses	52,275	249,180	132,280	532,163

OPERATING LOSS	(52,275)	(325,506)	(132,280)	(680,671)

OTHER INCOME (EXPENSE)
Gain on Digital Assets	-	5,654	-	5,654
Impairment Cost	-	(31)	-	(31)
Interest expense	(1,007)	-	(2,002)	-

Total Other (Expense) Income	(1,007)	5,623	(2,002)	5,623

NET LOSS	$(53,282)	$(319,883)	$(134,282)	$(675,048)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	129,117,273	124,316,908	128,995,823	124,316,908

The accompanying notes are an integral part of these unaudited financial statements

Good Gaming, Inc.

Statements of Stockholders’ Deficit

For the three months ended June 30, 2025 and 2024

(Unaudited)

	Preferred Stock														Additional		Total
	Class A		Class B		Class C		Class D		Class E		Common Stock		Warrants		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance December 31, 2023	7,500	8	19,296	19	1	1	-	-	57,663	58	119,799,454	119,799	3,333,333	333	10,455,738	(10,611,839)	(35,883)

Stock based compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	739,655	740	-	-	7,027	-	7,767
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(355,165)	(355,165)
Balance March 31, 2024	7,500	$8	19,296	$19	1	$1	-	$-	57,663	$58	120,539,109	$120,539	3,333,333	$333	$10,462,765	$(10,967,004)	$(383,281)

Stock based compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	3,492,085	3,492	-	-	60,155	-	63,647
Issuance of Stock	-	-	-	-	-	-	-	-	-	-	285,714	286	-	-	4,714	-	5,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(319,883)	(319,883)
Balance June 30, 2024	7,500	$8	19,296	$19	1	$1	-	$-	57,663	$58	124,316,908	$124,317	3,333,333	$333	$10,527,634	$(11,286,887)	$(634,517)

Balance December 31, 2024	7,500	$8	19,296	$19	1	$1	-	$-	57,663	$58	127,929,031	$127,929	-	$-	$10,561,105	$(11,574,802)	$(885,682)

Stock based compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	1,188,242	1,188	-	-	12,477	-	13,665
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(81,000)	(81,000)
Balance March 31, 2025	7,500	$8	19,296	$19	1	$1	-	$-	57,663	$58	129,117,273	$129,117	-	$-	$10,573,582	$(11,655,802)	$(953,017)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(53,282)	(53,282)
Balance June 30, 2025	7,500	$8	19,296	$19	1	$1	-	$-	57,663	$58	129,117,273	$129,117	-	$-	$10,573,582	$(11,709,084)	$(1,006,299)

The accompanying notes are an integral part of these unaudited financial statements

Good Gaming, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(134,282)	$(675,048)
Items to reconcile net loss to net cash used in operating activities:
Due from Tebex	-	147
Depreciation and Amortization	-	8,975
Stock based compensation	13,665	71,896
Gain on Digital Assets		(5,654)
Impairment Cost		31
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	-	(147)
(Increase) / decrease in prepaid expenses	47,975	57,675
Increase in accounts payable - related party	46,161	302,058
Increase in accounts payable and accrued expenses	17,363	(7,850)
Net Cash Used in Operating Activities	(9,118)	(247,917)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(26,860)
Net Cash Used in Investing Activities	-	(26,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock Conversion	-	4,518
Net Cash Provided by Financing Activities	-	4,518

Decrease in Cash	(9,118)	(270,259)

CASH AT BEGINNING OF PERIOD	14,499	304,225

CASH AT END OF PERIOD	$5,381	$33,966

Supplemental Cash Flow Information:

Cash paid for:
Interest Paid	$-	$-
Taxes	$-	$-

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

Going Concern

These financial statements have been prepared on a going concern basis, implying that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date, has never paid any dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of June 30, 2025, the Company had a working capital deficit of $1,006,299 and an accumulated deficit of $11,709,084.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2025 and 2024, the Company had 32,392,004 and 32,392,004 potentially dilutive shares from outstanding preferred stock and outstanding warrants, respectively.

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

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $25,522 and $90,886 in advertising and promotion expenses in the six months ended June 30, 2025 and 2024, respectively.

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

As of June 30, 2025, the carrying value of the Company’s digital assets was $0. As of December 31, 2024, the carrying value of the Company’s digital assets was $0, reflecting a $30 impairment charge.

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

The following summarizes the activity related to Intangible Assets during the three months ended June 30, 2025 and the year ended December 31, 2024:

	June 30,	December 31,
	2025	2024
Intangible Assets	$-	$108,660
Accumulated Amortization	-	(19,841)
Impairment	-	(88,819)
	$-	$-

5. Common Stock

Share Transactions for the three months ended June 30, 2025:

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

As of June 30, 2025, we had 7,500 shares of our Series A preferred stock, 19,296 shares of Series B preferred stock, 1 share of Series C Preferred Stock, and 0 shares of Series D Preferred Stock, and 57,663 shares of Series E preferred stock issued and outstanding.

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

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any share of Series D preferred stock issued and outstanding as of June 30, 2025.

The holders of Series A, Series B, Series C and Series D have a liquidation preference to the common shareholders.

7. Warrant

As part of the Private Placement from December 2021, the Company issued new warrants according to the following table:

Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2023	22,392,004	$0.1963
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2024	22,392,004	0.1963
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at June 30, 2025	22,392,004	$0.1963

The following table summarizes warrants outstanding as of June 30, 2025:

Weighted Average
	Number	Remaining	Weighted
	Outstanding	Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$0.1495 - $0.2000	22,392,004	1.84	$0.1963

8. Related Party Transactions

As of June 30, 2025, the Company owes ViaOne Services a total of $1,018,542, comprising $792,358 as part of the employee service agreement and $226,184 as vendor payment.

As of December 31, 2024, the Company owes ViaOne Services a total of $972,381, comprising $792,358 as part of the employee service agreement and $180,023 as vendor payment.

The Company’s Chairman and Chief Executive Officer is the Chairman and CEO of ViaOne and Assist Wireless.

9. Commitments and Contingencies

None.

10. Subsequent Events

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to June 30, 2025 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

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

Results of Operations

The three months ended June 30, 2025 as compared to June 30, 2024

● Operating Revenues

We have generated $0 and $214 in revenue in the three months ended June 30, 2025 and 2024, respectively which reflects a decrease of $214 or 100%. The decrease in revenue was attributed to the decision to halt Minecraft development.

● Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2025 and 2024 were $52,275 and $325,506, respectively, which reflects a decrease of $273,331 or 522.68%. The decrease in expenses was attributable to a change in general administrative fees and professional fees.

During the three months ended June 30, 2025 and 2024, the Company recorded a net loss of $53,282 and $319,883, respectively, which reflects a decrease of $266,601 or 500.36%. The decrease in net loss was attributed to a decrease in operating expenses.

4

The six months ended June 30, 2025 as compared to June 30, 2024

● Operating Revenues

We have generated $0 and $331 in revenue in the six months ended June 30, 2025 and 2024, respectively which reflects a decrease of $331 or 100%. The decrease in revenue was attributed to the decision to halt Minecraft development.

● Operating Expenses and Net Loss

Operating expenses for the six months ended June 30, 2025 and 2024 were $132,280 and $680,671, respectively, which reflects a decrease of $548,391 or 414.57%. The decrease in expenses was attributable to a change in general administrative fees and professional fees.

During the six months ended June 30, 2025 and 2024, the Company recorded a net loss of $134,282 and $675,048, respectively, which reflects a decrease of $540,766 or 402.71%. The decrease in net loss was attributed to a decrease in operating expenses.

● Liquidity and Capital Resources

Working Capital

	June 30,	December 31,
	2025	2024
Current Assets	$34,764	$91,857

Current Liabilities	1,041,063	977,539

Working Capital (Deficit)	$(1,006,299)	$(885,682)

As of June 30, 2025 and December 31, 2024, the Company’s cash balance consisted of $5,381 and $14,499, respectively. The decrease in the cash balance was attributed to the expenses paid for day to day activities. As of June 30, 2025 and December 31, 2024, the Company had $34,764 and $91,857 in total assets, respectively. The decrease in total assets was attributed to cash paid for daily operations.

As of June 30, 2025 and December 31, 2024, the Company had total liabilities of $1,041,063 and $977,539, respectively. The increase in liabilities was attributable to the operating expenses to be paid in coming months.

As of June 30, 2025 and December 31, 2024, the Company has a working capital of ($1,006,299) and ($885,682), respectively. The increase in working capital is due to a decline in cash expended for day to day activity resulting in an increase in accounts payable.

Cash flow from Operating Activities

During the six months ended June 30, 2025 and 2024, the Company used $9,118 and $247,917 of cash for operating activities, respectively, which reflects a decrease of $238,799 or 96.32%. The decrease in the use of cash for operating activities was attributed to the company’s decrease in operating expenses.

Cash flow from Investing Activities

The Company used $0 and $26,860 in cash in investing activities during the six months ended June 30, 2025 and 2024, respectively. The decrease of $26,860 in cash used in investing activities was attributed to the Company’s acquisition of intangible assets in 2024.

Cash flow from Financing Activities

During the six months ended June 30, 2025 and 2024, the Company received $0 and $4,518 of proceeds from financing activities, respectively, which reflects a decrease of $4,518. The decrease was due to the lack of financing activity in 2025.

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

5

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the three-month period ended June 30, 2025 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be led by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

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

Item 2. Unregistered sales of equity securities and use of proceeds

Other than as described below, there were no issuance of unregistered sales of equity securities during the three months ended June 30, 2025.

On January 3, 2025, the Company issued 594,121 Company’s common stock to ViaOne employees as stock based compensation.

On February 3, 2025, the Company issued 594,121 Company’s common stock to ViaOne employees as stock based compensation.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other information

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
August 13, 2025
/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

8