Form 10-K
period 2025-12-31
GOOD GAMING, INC.
filed 2026-04-03
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025,

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

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2025: $1,192,529. Shares of common stock held by each officer and director of the registrant on June 30, 2025 have been excluded in that such persons may be deemed to be affiliates.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 129,119,273 as of April 3, 2026.

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

Intellectual Property

In February 2024 we announced “Galactic Acres™” as a new intellectual property for our first mobile game. “Galactic Acres™” included new characters, settings and stories to be featured throughout our mobile game releases and connected Web3 experiences. As previously mentioned this intellectual property has been fully impaired as of December 31, 2025.

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

2024	High Bid	Low Bid
First Quarter, Ending March 31	$0.0360	$0.0102
Second Quarter, Ending June 30	$0.0229	$0.0087
Third Quarter, Ending September 30	$0.0125	$0.0083
Fourth Quarter, Ending December 31	$0.0112	$0.0056

2025	High Bid	Low Bid
First Quarter, Ending March 31	$0.0127	$0.0121
Second Quarter, Ending June 30	$0.0103	$0.0100
Third Quarter, Ending September 30	$0.0087	$0.0077
Fourth Quarter, Ending December 31	$0.0074	$0.0063

Holders

As of April 3, 2026, we have 129,119,273 shares of our common stock issued and outstanding held by 57 stockholders of record.

As of April 3, 2026, we had 7,500 shares of Series A Preferred Stock issued and outstanding, 19,296 shares of Series B Preferred Stock issued and outstanding, 1 share of Series C Preferred Stock issued and outstanding, 0 share of Series D Preferred Stock issued and outstanding, and 57,663 shares of Series E Preferred Stock issued and outstanding.

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

As of April 3, 2026, we had 7,500 shares of our Series A preferred stock, 19,296 shares of Series B preferred stock, 1 share of Series C preferred stock, 0 share of Series D preferred stock, and 57,663 shares of Series E preferred stock issued and outstanding.

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

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any shares of Series D preferred stock issued and outstanding as of April 3, 2026.

Holders of Series A, Series B, Series C, Series D and Series E have liquidation preference over common shareholders.

Options

We have not issued and do not have any outstanding options to purchase shares of our common stock.

Registration Rights

As of December 31, 2025, there are no other outstanding registration rights or similar agreements.

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

As of December 31, 2025, the Company owes ViaOne Services a total of $1,129,790, comprising $337,432 as part of the employee service agreement and $278,432 as operational funding.

The Company’s Chairman and Chief Executive Officer are the same as the Chairman of ViaOne.

Shares Eligible for Future Sale

As of April 3, 2026, we had 129,119,274 shares of our common stock issued and outstanding, a breakdown of which follows:

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

Recent Sales of Unregistered Securities

On July 26, 2022, William Crusoe converted 1,000 Class B shares into common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2025, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

Our auditors have issued a going concern opinion on the financial statements for the year ended December 31, 2025. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months from the date of issuance of these financial statements unless we obtain additional capital to pay our bills. This is because we have generated little revenue. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company and the revenue we generate from the sales of our products. We must raise cash to continue our project and build our operations.

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

Results of Operations

December 31, 2025 as compared to December 31, 2024

●	Working Capital

	December 31, 2025	December 31, 2024
Current Assets	$91,115	$91,857
Current Liabilities	1,198,806	977,539
Working Deficit	$(1,107,691)	$(885,682)

●	Operating Revenues

We have generated $0 in revenue in 2025 and $443 in revenue in the fiscal year of 2024, which reflects a decrease of $433 or 100.00%. The decline in revenue is attributable to the Company’s focus on developing a new game, Galactic Acres, and reduced activity on the Microbuddies game by customers. In Q3 2024, the Company sold all assets and proprietary technology related to MicroBuddies™, all owned Minecraft Servers, and Roblox because those assets failed to generate revenue and were not actively maintained by the Company.

●	Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2025 were $231,854 compared with $949,434 for the year ended December 31, 2024. The decrease in operating expenses in the amount of $717,147 or -309.31% is primarily attributed to a decrease in general and administrative fees of approximately $122,000, a decrease in depreciation and amortization of approximately $20,000, offset by a decrease in software development costs of $168,000, and a decrease, in professional fees of approximately $403,000, attributed to reduced legal fees and reduced leased employee services.

During the year ended December 31, 2025, the Company recorded a net loss of $235,674 compared with a net loss of $962,963 for the year ended December 31, 2024. The decrease in net loss in the amount of $727,289 or -308.60% is attributed to a decrease in operating expenses of $717,147 as discussed above, a decrease in other income of approximately $10,000. The decrease in other income is attributed to other income of approximately $70,000 due to the write off of liabilities past the statute of limitations in 2024 compared to other income of $0 in 2025. In addition, we had a decrease in the impairment charge of approximately $88,000 due to the write off of intangible assets in 2024 compared to $0 in 2025. The Company directed its efforts toward the development of a new game, Galactic Acres, for which the internally developed software recorded as an intangible asset, was deemed impaired as of December 31, 2024. Additionally, the Company had a realized gain from the sale of digital assets and the selling off of all assets and proprietary technology related to MicroBuddies™, all owned Minecraft Servers, and Roblox because those assets failed to generate revenue and were not actively maintained by the Company.

●	Liquidity and Capital Resources

As of December 31, 2025, the Company’s cash balance consisted of $13,477 compared to cash balance of $14,499 as of December 31, 2024. The decrease in cash balance of $1,022 is primarily attributed to the continued decrease in day-to-day activities. As of December 31, 2025, the Company had $91,115 in total assets compared to total assets of $91,857 as at December 31, 2024. The slight decrease in total assets of $742 is primarily attributed to the decrease in the Company’s operations in 2025.

As of December 31, 2025, the Company had total liabilities of $1,198,906 compared with total liabilities of $977,539 as of December 31, 2024. The increase in liabilities is primarily attributed to the increase in the amounts due to related party for the shared services agreement.

As of December 31, 2025, the Company has a working deficit of $1,107,691 compared with a working deficit of $885,682 as of December 31, 2024. The increase in the working deficit is ascribed to the utilization of cash for operational needs and an increase in the due to related party for the shared services.

Cash flow from Operating Activities

During the year ended December 31, 2025, the Company used $1,022 of cash for operating activities as compared to the cash usage of $281,217 for operating activities during the year ended December 31, 2024. The cash used during the year is attributed to the decrease in stock based compensations as well as the increase in accounts payable and accrued expenses and the amounts due to related party for the shared services.

Cash flow from Investing Activities

During the years ended December 31, 2025, the Company had $0 in cash used in investing activities compared to $8,510 in cash provided by investing activities for the year ended December 31, 2024. The decrease of $8,510 in cash used in investing activities is due to the lack of investing activities in 2025.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Good Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Good Gaming, Inc. (the “Company”) as of December 31, 2025, and December 31, 2024, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a significant accumulated deficit and a working capital deficit of $1,107,691 as of December 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

April 3, 2026
PCAOB ID: 6771

Good Gaming, Inc.

Balance Sheets

(Expressed in U.S. Dollars)

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$13,477	$14,499
Prepaid expenses	77,638	77,358
Total Current Assets	91,115	91,857

TOTAL ASSETS	$91,115	$91,857
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$11,091	$5,158
Accounts Payable - Related Party	1,187,715	972,381
Total Current Liabilities	1,198,806	977,539

Total Liabilities	1,198,806	977,539

Stockholders’ Deficit
Class A Preferred Stock
Authorized: 2,000,000 Preferred Shares, Par Value $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Class B Preferred Stock
Authorized: 249,999 Preferred Shares, Par Value $0.001 Per Share Issued and Outstanding: 19,296 Shares	19	19
Class C Preferred Stock
Authorized: 1 Preferred Shares, Par Value $0.001 Per Share Issued and Outstanding: 1 Share	1	1
Class D Preferred Stock
Authorized: Authorized: 350 Preferred Shares, Par Value $0.001: No shares Issued and Outstanding	-	-
Class E Preferred Stock
Authorized: Authorized: 2,750,000 Preferred Shares, Par Value $0.001 Per Share Issued and Outstanding: 57,663	58	58
Common Stock
Authorized: 200,000,000 Common Shares, Par Value $0.001 Per Share Issued and Outstanding December 31, 2025 and December 31, 2024, respectively: 129,119,273 and 127,929,031	129,117	127,929
Additional Paid-In Capital	10,573,582	10,561,105
Accumulated Deficit	(11,810,476)	(11,574,802)
Total Stockholders’ Deficit	(1,107,691)	(885,682)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$91,115	$91,857

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Statements of Operations

(Expressed in U.S Dollars)

	For the year ended December 31
	2025	2024
Revenues	$-	$433
Cost of Revenues	-	-
Gross Profit	-	433

Operating Expenses
General and Administrative	137,107	258,856)
Contract Labor	-	5,000
Software Development	-	167,702
Depreciation and Amortization Expense	-	19,841
Professional Fees	94,747	498,035
Total Operating Expenses	231,854	949,434
Operating Loss	(231,854)	(949,001)
Other Income (Expense)
Gain on Sale of Digital Assets	-	5,654
Impairment Cost of Intangible Assets	-	(88,850)
Other Income	-	69,569
Interest Expense	(3,820)	(335)
Total Other (Expense) Income	(3,820)	(13,962)

Net Loss	$(235,674)	$(962,963)

Net Loss Per Share, Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	129,057,047	122,518,951

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Statements of Cash Flows

	For Year End December 31,
	2025	2024
Operating Activities

Net Loss	$(235,674)	$(962,963)

Adjustment To Reconcile Net Loss to
Net Cash Used In Operating Activities
Due from Tebex	-	147
Depreciation and Amortization	-	19,841
Stock based compensation	13,665	105,034
Gain on Sale of Digital Assets	-	(5,654)
Impairment Cost of Intangible Assets	-	88,850
Write-off of liabilities past statute of limitations	-	(57,316)
Changes in operating assets and liabilities
Prepaid expenses	(280)	16,267
Accounts Payable - Related Party	215,334	496,410
Accounts Payable and accrued expenses	5,933	18,168

Net Cash Provided By (Used in) Operating Activities	(1,022)	(281,216)

Investing Activities

Selling Digital Assets	-	18,350
Purchase of Intangible Assets	-	(26,860)

Net Cash Provided By (Used in) Investing Activities	-	(8,510)

Change in Cash and Cash Equivalents	(1,022)	(289,726)

Cash and Cash Equivalents, Beginning Of Year	14,499	304,225

Cash and Cash Equivalents, End Of Year	$13,477	$14,499

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$335
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Good Gaming, Inc.

Statements of Stockholders’ Deficit

	Preferred Stock														Additional
	Class A		Class B		Class C		Class D		Class E		Common Stock		Warrants		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	7,500	$8	19,296	$19	1	$1	-	$-	57,663	$58	119,799,453	$119,799	3,333,333	$333	$10,455,738	$(10,611,839)	$(35,883)

Stock-Based Compensation - employees											7,845,864	7,844	(3,333,333)	$(333)	100,653		$108,164
Stock Based Compensation											285,714	286			4,714		5,000
Net Loss																(962,963)	$(962,963)

Balance, December 31, 2024	7,500	$8	19,296	$19	1	$1	-	$-	57,663	$58	127,931,031	$127,929	-	$-	$10,561,105	$(11,574,802)	$(885,682)
Stock Based Compensation											1,188,242	1,188			12,477		13,665
Net Loss																(235,674)	$(235,674)
Balance, December 31, 2025	7,500	$8	19,296	$19	1	$1	-	$-	57,663	$58	129,119,273	$129,117	-	$-	$10,573,582	$(11,810,476)	$(1,107,691)

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

Going Concern

These financial statements have been prepared on a going concern basis, implying that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date, has never paid any dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of December 31, 2025, the Company had a working capital deficit of $1,107,691.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. On December 31, 2025 and December 31, 2024, the Company had 10,000,000 and 10,000,000 potentially dilutive shares from outstanding preferred stock, respectively.

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

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the Statements of Operations and are expensed as incurred. The Company incurred $51,694 and $128,511 in advertising and promotion expenses in the years ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, the carrying value of the Company’s digital assets was $0, reflecting a $30 impairment charge. As of December 31, 2024, the carrying value of the Company’s digital assets was $4,597, reflecting a $220 impairment charge.

4. Intangible assets

Good Gaming Inc. initiated the development of a new game, Galactic Acres, in 2023 eventually launching it on Google Play on February 17, 2024. During the preliminary development phase, expenses were recorded as incurred. Subsequently, in the development phase, the Company incurred costs from third-party services. These expenses were reclassified as Intangible Assets under ASC 350-40-30-1, permitting the capitalization of costs associated with obtaining computer software from third parties. The capitalized costs are being amortized over an estimated useful life of 5 years. The Company has not been able to generate advertising revenue associated with the game developed and as such, Management has deemed the intangible assets to be impaired, resulting in an impairment charge of $88,819 during the year ended December 31, 2024. There were no intangible assets and no impairment during the year ended December 31, 2025.

The following summarizes the activity related to Intangible Assets during the year ended December 31, 2025, and the period ended December 31, 2024:

	December 31,
	2025	2024
Intangible Assets	$-	$108,691
Accumulated Amortization	-	(19,841)
Impairment	-	(88,819)
	$-	$-

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

On November 6, 2024, the Company issued 596,121 Company’s common stock to ViaOne employees as stock based compensation.

On December 9, 2024, the Company issued 594,121 Company’s common stock to ViaOne employees as stock based compensation.

Equity Transactions for the Year Ended December 31, 2025:

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

As of December 31, 2025, we had 7,500 shares of our Series A preferred stock, 19,296 shares of Series B preferred stock, 1 share of Series C Preferred Stock, and 0 shares of Series D Preferred Stock, and 57,663 shares of Series E preferred stock issued and outstanding.

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

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any share of Series D preferred stock issued and outstanding as of December 31, 2025.

The holders of Series A, Series B, Series C and Series D have a liquidation preference to the common shareholders.

7. Warrant

As part of the Private Placement from December 2021, the Company issued new warrants according to the following table:

Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2023	22,392,004	$0.1963
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2024	22,392,004	0.1963
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2025	22,392,004	$0.1963

The following table summarizes warrants outstanding as of December 31, 2025:

Weighted Average
	Number	Remaining	Weighted
	Outstanding	Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$0.1495 - $0.2000	22,392,004	1.33	$0.1963

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

As of December 31, 2025, the Company owes ViaOne Services a total of $1,129,790, comprising $337,432 as part of the employee service agreement and $792,358 as vendor payment.

The Company’s Chairman and Chief Executive Officer is the Chairman of ViaOne.

10. Income Taxes

	2025	2024
Federal Net Operating Losses	$8,486,804	$8,251,130
State Net Operating Losses	$7,797,646	$7,561,972

As of December 31, 2025 the Company has federal net operating loss carried forward of available to offset taxable income. Of this total, $1,453,277 which commence expiring in ~~fiscal~~ 2036. The balance of $7,033,528 has no expiration date but is limited to 80% of taxable income in any given year The Company has a Pennsylvania net operating loss carryforward of $7,797,381. Pennsylvania limits net operating loss deductions to 40% of taxable income but will phase in an increase in the net operating limits through 2029 after which time it will conform with federal rules.

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

The significant components of deferred income tax assets and liabilities at December 31, 2025 and 2024 are as follows:

	2025	2024
Federal Net Operating Loss Carryforward	$1,782,229	$1,732,737
State Net-Operating Loss Carryforward	$492,178	$477,302
Valuation allowance	(2,274,407)	$(2,210,039)
Net Deferred Tax Asset	$-	$-

11. Commitments and Contingencies

None.

12. Acquisition and Discontinued Operations

None.

13. Subsequent Events

None

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is the important entity-level control over the Company’s financial statements. Currently, the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – Until June 30, 2017, we did not maintain sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. From June 30, 2017 through December 31, 2025, due to the change in corporate officers and board of directors, we have implemented appropriate cash controls and enforced separation of accounting functions to appropriately maintain cash controls.

3.	We implemented appropriate information technology controls – As of December 31, 2025, we retain copies of all financial data and material agreements. There is a formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Due to the material weaknesses described above, we did not maintain effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

ITEM 9B. OTHER INFORMATION DATA

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K

None.

(b) Insider Trading Arrangements and Policies.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors shall serve on the Board of Directors until their successors are elected and qualified. Our Board of Directors appoints our officers. The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position
David Dorwart	67	CEO, Director

John D Hilzendager	43	CFO, Director

Jordan Axt	44	CMO, Director

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David	2024	-0-	-0-	22,206	-0-	-0-	-0-	-0-	22,206
Dorwart, Chairman, CEO	2025	-0-	-0-	3,049	-0-	-0-	-0-	-0-	3,049

John	2024	-0-	-0-	4,772	-0-	-0-	-0-	-0-	4,772
Hilzendager, CFO	2025	-0-	-0-	655	-0-	-0-	-0-	-0-	655

Jordan	2024	-0-	-0-	4,772	-0-	-0-	-0-	-0-	4,772
Axt, CMO	2025	-0-	-0-	655	-0-	-0-	-0-	-0-	655

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

Grants of Plan-Based Awards

There were no plan-based awards outstanding as of December 31, 2025.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors as of December 31, 2026.

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

There is no standing employment contract with the Company as of December 31, 2026.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 3, 2026 (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

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

As of April 3, 2026, we had 129,119,273 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
David Dorwart(1)	10,093,654	7.82%
John Hilzendager	1,622,054	1.26%
Jordan Axt	1,622,054	1.26%
All officers and directors as a group (four persons)	13,337,762	10.33%

(1)	Held through ViaOne, SilverLinings Management, and Britton Associates in the respective amounts of 1,375,000 1,500,000 and 1,000,000 shares.

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

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM

2025	$15,500	Victor Mokuolu CPA, PLLC
2024	$15,500	Victor Mokuolu CPA, PLLC

(2)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2025	$4,160	Fenstermacher & Company PC
2024	$4,160	Fenstermacher & Company PC

(3)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

FISCAL YEAR ENDED DECEMBER 31,	AMOUNT	PRINCIPAL ACCOUNTING FIRM
2025	$-	Victor Mokuolu CPA, PLLC
2024	$-	Victor Mokuolu CPA, PLLC

(4)	Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approved all accounting related activities prior to the performance of any services by any accountant or auditor.

(5)	The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) List of Financial statements included in Part II hereof:

Balance Sheets, as of December 31, 2025 and 2024

Statements of Operations for the years ended December 31, 2025 and 2024

Statements of Cash Flows for the years ended December 31, 2025 and 2024

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2025 and 2024

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

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 3, 2026.

Good Gaming, Inc.

By:	/s/ David B. Dorwart
David Dorwart
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David B. Dorwart
David Dorwart	Chief Executive Officer and Chairman of the Board	April 3, 2026

/s/ John D. Hilzendager
John D. Hilzendager	Chief Financial Officer and Director	April 3, 2026

/s/ Jordan Axt
Jordan Axt	Chief Marketing Officer and Director	April 3, 2026

