Form 10-Q
period 2026-06-30
GOOD GAMING, INC.
filed 2026-08-07
CIK 1454742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-53949

Good Gaming, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3917807
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification Number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of August 7, 2026, there were 129,117,273 issued and outstanding shares of common stock of the registrant, par value $0.001.

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

3

PART 1

Item 1. Financial Statements

Good Gaming, Inc.

Balance Sheets

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$25,042	$13,477
Prepaid expenses	29,453	77,638
Total Current Assets	$54,495	$91,115

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$31,933	$11,091
Accounts payable and accrued expenses related party	1,238,309	1,187,715
Total Current Liabilities	1,270,242	1,198,806

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Class A Preferred Stock
Authorized: 2,000,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 7,500 Shares	8	8
Class B Preferred Stock
Authorized: 249,999 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 19,296 Shares	19	19
Class C Preferred Stock
Authorized: 1 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 1 Share	1	1
Class D Preferred Stock
Authorized: Authorized: 350 Preferred Shares, With a Par Value of $0.001: No shares Issued and Outstanding	-	-
Class E Preferred Stock
Authorized: Authorized: 2,750,000 Preferred Shares, With a Par Value of $0.001 Per Share Issued and Outstanding: 57,663	58	58
Common Stock
Authorized: 200,000,000 Common Shares, With a Par Value of $0.001 Per Share Issued and Outstanding June 30, 2026 and December 31, 2025, respectively: 129,117,273 and 129,117,273	129,117	129,117
Additional Paid-In Capital	10,573,582	10,573,582
Accumulated deficit	(11,918,532)	(11,810,476)
Total Stockholders’ Deficit	(1,215,747)	(1,107,691)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$54,495	$91,115

The accompanying notes are an integral part of these unaudited financial statements

Good Gaming, Inc.

Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

REVENUES	$-	$-	$-	$-
COST OF GOODS SOLD	-	-	-	-
GROSS LOSS	-	-	-	-

OPERATING EXPENSES
General and Administrative	33,346	33,308	66,400	68,376
Professional Fees	10,475	18,967	39,221	63,904
Total Operating Expenses	43,821	52,275	105,621	132,280

OPERATING LOSS	(43,821)	(52,275)	(105,621)	(132,280)

OTHER INCOME (EXPENSE)
Interest expense	(1,218)	(1,007)	(2,435)	(2,002)

Total Other Income (Expense)	(1,218)	(1,007)	(2,435)	(2,002)

NET LOSS	$(45,039)	$(53,282)	$(108,056)	$(134,282)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	129,117,273	129,117,273	129,117,273	128,995,823

The accompanying notes are an integral part of these unaudited financial statements

Good Gaming, Inc.

Statements of Stockholders’ Deficit

For the six months ended June 30, 2026 and 2025

	Preferred Stock												Additional		Total Stockholders’
	Class A		Class B		Class C		Class D		Class E		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2024	7,500	$8	19,296	$19	1	$1	-	$-	57,663	$58	127,929,031	$127,929	$10,561,105	$(11,574,802)	$(885,682)

Stock based compensation converted to common stock	-	-	-	-	-	-	-	-	-	-	1,188,242	1,188	12,477	-	13,665
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(81,000)	(81,000)
Balance March 31, 2025	7,500	$8	19,296	$19	1	$1	-	$-	57,663	$58	129,117,273	$129,117	$10,573,582	$(11,655,802)	$(953,017)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(53,282)	(53,282)
Balance June 30, 2025	7,500	$8	19,296	$19	1	$1	-	$-	57,663	$58	129,117,273	$129,117	$10,573,582	$(11,709,084)	$(1,006,299)

Balance December 31, 2025	7,500	$8	19,296	$19	1	$1	-	$-	57,663	$58	129,117,273	$129,117	$10,573,582	$(11,810,476)	$(1,107,691)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(63,017)	(63,017)
Balance March 31, 2026	7,500	$8	19,296	$19	1	$1	-	$-	57,663	$58	129,117,273	$129,117	$10,573,582	$(11,873,493)	$(1,170,708)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(45,039)	(45,039)
Balance June 30, 2026	7,500	$8	19,296	$19	1	$1	-	$-	57,663	$58	129,117,273	$129,117	$10,573,582	$(11,918,532)	$(1,215,747)

The accompanying notes are an integral part of these unaudited financial statements

Good Gaming, Inc.

Statements of Cash Flows

	Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(108,056)	$(134,282)
Items to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	13,665
Changes in operating assets and liabilities
(Increase) / decrease in prepaid expenses	48,185	47,975
Increase in accounts payable - related party	50,594	46,161
Increase in accounts payable and accrued expenses	20,842	17,363
Net Cash Provided by (Used in) Operating Activities	11,565	(9,118)

Increase (Decrease) in Cash	11,565	(9,118)

CASH AT BEGINNING OF PERIOD	13,477	14,499

CASH AT END OF PERIOD	$25,042	$5,381

Supplemental Cash Flow Information:

Cash paid for:
Interest Paid	$-	$-
Taxes	$-	$-

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

Going Concern

These financial statements have been prepared on a going concern basis, implying that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues to date, has never paid any dividends, and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of June 30, 2026, the Company had a working capital deficit of $1,215,747 and an accumulated deficit of $11,918,532.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2026 and 2025, the Company had 84,064,205 and 84,064,205 potentially dilutive shares from outstanding preferred stock and outstanding warrants, respectively.

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

Advertising Expenses

Advertising expenses are included in general and administrative expenses in the consolidated Statements of Operations and are expensed as incurred. The Company incurred $24,145 and $25,522 in advertising and promotion expenses in the six months ended June 30, 2026 and 2025, respectively.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements. - ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires companies to disclose significant segment expenses provided to the chief operating decision maker (“CODM”) and a description of other segment items. Additionally, all existing annual disclosures must be provided on an interim basis. This ASU is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. This ASU is required to be applied retrospectively to all prior periods presented in the condensed consolidated financial statements. The Company has evaluated the impact and determined there was no impact to the financial statements as of June 30, 2026.

ASU 2023-09, Improvements to Income Tax Disclosures, requires improved disclosures related to the rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the U.S. statutory federal income tax rate applied to pre-tax income from continuing operations. Additionally, this ASU requires companies to disclose the total amount of income taxes paid during the period. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company has evaluated the impact and determined there was no impact to the financial statements as of June 30, 2026.

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

3. Common Stock

Share Transactions for the six months ended June 30, 2026:

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

As of June 30, 2026, we had 7,500 shares of our Series A preferred stock, 19,296 shares of Series B preferred stock, 1 share of Series C Preferred Stock, and 0 shares of Series D Preferred Stock, and 57,663 shares of Series E preferred stock issued and outstanding.

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

The Series D Preferred Stock can be convertible into shares of common stock at the lower of the Fixed Conversion Price ($.06 per share) or at the VWAP which shall be defined as the average of the five (5) lowest closing prices during the 20 days prior to conversion. We did not have any share of Series D preferred stock issued and outstanding as of June 30, 2026.

The holders of Series A, Series B, Series C and Series D have a liquidation preference to the common shareholders.

5. Warrant

As part of the Private Placement from December 2021, the Company issued new warrants according to the following table:

Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2024	22,392,004	$0.1963
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2025	22,392,004	0.1963
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at June 30, 2026	22,392,004	$0.1963

The following table summarizes warrants outstanding as of June 30, 2026:

Weighted Average
	Number	Remaining	Weighted
	Outstanding	Contractual	Average
Exercise Price	and Exercisable	Life (years)	Exercise price
$0.1495 - $0.2000	22,392,004	1.08	$0.1963

6. Related Party Transactions

As of June 30, 2026, the Company owes ViaOne Services a total of $1,238,309, comprising $337,432 as part of the employee service agreement and $900,877 as vendor payment.

The Company’s Chairman and Chief Executive Officer is the Chairman and CEO of ViaOne and Assist Wireless.

7. Commitments and Contingencies

None.

8. Subsequent Events

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to June 30, 2026 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

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

Results of Operations

The three months ended June 30, 2026 as compared to June 30, 2025

4

● Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2026 and 2025 were $43,821 and $52,275, respectively, which reflects a decrease of $8,454 or 19.29%. The decrease in expenses was attributable to a reduction in operations resulting in reductions in general administrative fees and professional fees.

During the three months ended June 30, 2026 and 2025, the Company recorded a net loss of $45,039 and $53,282, respectively, which reflects a decrease of $8,243 or 18.30%. The decrease in net loss was attributed to a decrease in operating expenses.

The six months ended June 30, 2026 as compared to June 30, 2025

● Operating Expenses and Net Loss

Operating expenses for the six months ended June 30, 2026 and 2025 were $105,621 and $132,280, respectively, which reflects a decrease of $26,659 or 25.24%. The decrease in expenses was attributable to a change in general administrative fees and professional fees.

During the six months ended June 30, 2026 and 2025, the Company recorded a net loss of $108,056 and $134,282, respectively, which reflects a decrease of $26,226 or 24.27%. The decrease in net loss was attributed to a decrease in operating expenses.

● Liquidity and Capital Resources

Working Capital

	June 30, 2026	December 31, 2025
Current Assets	$54,495	$91,115

Current Liabilities	1,270,242	1,198,806

Working Capital (Deficit)	$(1,215,747)	$(1,107,691)

As of June 30, 2026 and December 31, 2025, the Company’s cash balance consisted of $25,042 and $13,477, respectively. The increase in the cash balance was attributed to the increase in cash provided by operating activities and decrease in expenses paid for day to day activities. As of June 30, 2026 and December 31, 2025, the Company had $54,495 and $91,115 in total assets, respectively. The decrease in total assets was attributed to the decrease in prepaid expenses.

As of June 30, 2026 and December 31, 2025, the Company had total liabilities of $1,270,242 and $1,198,806, respectively. The increase in liabilities was attributable to the decline in cash expended for day to day activity resulting in an increase to total liabilities.

As of June 30, 2026 and December 31, 2025, the Company has a working capital of ($1,215,747) and ($1,107,691), respectively. The decrease in working capital is due to a decline in total assets as well as cash expended for day to day activity resulting in an increase in accounts payable.

Cash flow from Operating Activities

During the six months ended June 30, 2026 and 2025, the Company provided $11,565 and used $9,118 of cash for operating activities, respectively, which reflects an increase of $20,683 or 226.84%. The increase in cash for operating activities was attributed to the company’s decrease in prepaid expenses and increase in accounts payable.

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

5

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the three-month period ended June 30, 2026 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition of management and Board, the financial management will be led by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the six-month period ended June 30, 2026 covered by this quarterly report on Form 10-Q, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and accounting functions were performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer and Chief Financial Officer did not possess accounting expertise and our company does not have an audit committee. This weakness was due to the Company’s lack of working capital to hire additional staff. Subsequently, with the completion of transition in the management and Board, the financial management will be led by a certified public accountant with extensive accounting experience who follows the standards of U.S. generally accepted accounting principles and internal controls procedures to ensure the faithful representation of the financial statements, including the results of operations, financial position, and cash flows of the reporting entity.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our six-month period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other information

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Good Gaming, Inc.
(the “Registrant”)
August 7, 2026
/s/ David B. Dorwart
David B. Dorwart
Principal Executive Officer

August 7, 2026
/s/ John Hilzendager
John Hilzendager
Principal Financial Officer and Accounting Officer

8